Form 10-Q
period 1995-06-30
STERLING GAS DRILLING FUND 1982
filed 1995-08-11
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995

                                    or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period Ended______________________

                         Commission File Number 2-784441


                      STERLING GAS DRILLING FUND 1982
            (Exact name of registrant as specified in charter)


                                  New York
      (State or other jurisdiction of incorporation or organization)

                                13-3147901
                   (IRS employer identification number)


              One Landmark Square, Stamford Connecticut 06901
           (Address and Zip Code of principal executive offices)


                               (203) 358-5700
           (Registrant's telephone number, including area code)

                              NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No
                                  PART I


Item 1.       Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 1995 and December 31, 1994.

Statements of Operations for the Six and the Three Months Ended June 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Six and the Three Months Ended June 30, 1995.

Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1995, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of total limited partner capital contributions to the Limited Partners.

Columbia Gas Transmission Corp., a contract purchaser of the Registrant's gas, filed a Chapter 11 petition in U.S. Bankruptcy Court in Wilmington Delaware on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any current contracts. The Registrant has filed a claim with the Bankruptcy Court to recover revenue suspended at the time bankruptcy occurred. Such amounts were not recorded as revenue during the applicable period, therefore, no loss contingency exists. The Registrant has reviewed and accepted a tentative settlement offer made by Columbia. The Registrant is hopeful that Columbia will make a final settlement within the next twelve months.




The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (SEC case) associated with such reserves, discounted at 10% as of December 31, 1994 was approximately $415,000.


2. Capital Resources -
The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1982 for $11,400,000. Pursuant to the terms of this contract, fifty-one wells have been drilled resulting in fifty producing wells and one dry-hole. The Registrant has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.


3.   Results of Operations -

Operating revenues decreased from $169,399 in 1995 to $133,803 in 1995 . The gas production declined from 54,527 MCF in 1994 to 51,678 MCF in 1995 combined with an average price decrease from $2.84 per MCF in 1995 to $2.21 per MCF in 1995 contributed to lower revenues. Production expenses decreased from to $101,594 in 1995 to $63,901 in 1995. In 1994, additional production expenses, for example location, line outages, roadway maintenance and electrical repairs increased substantially due to severe weather conditions. The current year production expenses incurred included costs for general upkeep and repairs to wells.

General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation, a general partner. The expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of limited partner capital contributions. Amounts related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant
under the Partnership Agreement.   PEMC continues to perform these
functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion and amortization was made in 1994.





4. Other-
In, March, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No. 121) which is effective for the fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, requiring such assets to be reported at the lower of carrying amount or fair value, less selling costs. The statement amends SFAS No. 19,
"Financial Accounting and Reporting by Oil and Gas Producing Companies" by adding an impairment test for proved properties in accordance with SFAS No. 121.


PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.













                            S I G N A T U R E S





Pursuant to the requirements of Section 13 or 15 (d) of the Securities and

Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                               BY:/S/Charles E. Drimal, Jr.
                                                     Charles E. Drimal, Jr.
                                                            General Partner





August 10, 1995
(Date)












                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                           June 30,        December 31,
                                             1995              1994
Assets
Current Assets:
  Cash and cash equivalents            $           117  $              43
                                           -----------      -------------
      Total current assets                         117                 43

Oil and Gas properties -
successful efforts method:
  Leasehold costs                              466,804            466,804
  Well and related facilities               11,947,691         11,947,691
   less accumulated depreciation,
    depletion and amortization             (11,624,866)       (11,588,436)
                                           -----------      -------------
                                               789,629            826,059
                                           -----------      -------------
       Total assets                    $       789,746  $         826,102
                                           ===========      =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $       549,753  $         568,490
                                           -----------      -------------
        Total current liabilities              549,753            568,490
                                           -----------      -------------

  Partners' Equity
   Limited partners                            560,188            580,425
   General partners                           (320,195)          (322,813)
                                           -----------      -------------
         Total partners' equity                239,993            257,612
                                           -----------      -------------

         Total liabilities and
          partners' equity             $       789,746  $         826,102
                                           ===========      =============

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1995

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      112,595 $    21,208 $     133,803
                                     --------    --------       -------
  Total Revenue                       112,595      21,208       133,803
                                     --------    --------       -------

Costs and Expenses:
Production expense                     53,773      10,128        63,901
General and administrative             31,556       5,944        37,500
 to a related party
General and administrative             11,437       2,154        13,591
Depreciation, depletion                36,066         364        36,430
 and amortization
                                     --------    --------       -------
  Total Costs and Expenses            132,832      18,590       151,422
                                     --------    --------       -------
  Net Income(loss)             $      (20,237) $    2,618 $     (17,619)
                                     ========    ========       =======
Net Income(loss)
    per equity unit            $        (1.41)
                                        ======
                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                      Six Months Ending
                                        June 30, 1994

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      142,549 $    26,850 $     169,399
                                     --------     -------    ----------
  Total Revenue                       142,549      26,850       169,399
                                     --------     -------    ----------

Costs and Expenses:
Production expense                     85,491      16,103       101,594
General and administrative             42,412       7,988        50,400
 to a related party
General and administrative              9,326       1,759        11,082
Depreciation, depletion                23,096         233        23,329
 and amortization
                                     --------     -------    ----------
  Total Costs and Expenses            160,325      26,080       186,405
                                     --------     -------    ----------
  Net Income(loss)             $      (17,776) $      770 $     (17,006)
                                     ========     =======    ==========
Net Income(loss)
    per equity unit            $        (1.24)
                                      ========

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1995

                                  Limited      General
                                  Partners     Partners     Total
Revenue:
Operating revenue              $      42,100  $     7,930 $      50,030
                                    --------     --------     ---------
  Total Revenue                       42,100        7,930        50,030
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    16,254        3,061        19,315
General and administrative
 to a related party                   15,778        2,972        18,750
General and administrative             7,353        1,385         8,738
Depreciation, depletion
 and amortization                     18,034          182        18,216
                                    --------     --------     ---------
  Total Costs and Expenses            57,419        7,600        65,019
                                    --------     --------     ---------
  Net Income(loss)             $     (15,319)  $      330 $     (14,989)
                                    ========     ========     =========
Net Income(loss)
    per equity unit            $       (1.07)
                                     ========
                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1994

                                  Limited      General
                                  Partners     Partners     Total
Revenue:
Operating revenue              $      68,473  $    12,898 $      81,371
                                    --------     --------   -----------
  Total Revenue                       68,473       12,898 $      81,371
                                    --------     --------   -----------

Costs and Expenses:
Production expense                    49,867        9,393        59,260
General and administrative
 to a related party                   21,206        3,994        25,200
General and administrative             5,456        1,026         6,482
Depreciation, depletion
 and amortization                     11,548          117        11,665
                                    --------     --------   -----------
  Total Costs and Expenses            88,077       14,530       102,607
                                    --------     --------   -----------
  Net Income(loss)             $     (19,604)  $   (1,632) $    (21,236)
                                    ========     ========   ===========
Net Income(loss)
    per equity unit            $       (1.36)
                                       ======


                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1995


                                 Limited       General
                                 Partners      Partners     Total

Balance at beginning of
period                         $     580,425  $  (322,813) $   257,612
  Net Income(Loss)                   (20,237)       2,618      (17,619)
                                    --------     --------   -----------
Balance at end of period             560,188     (320,195)     239,993
                                    ========     ========   ===========


                                     Six Months Ended
                                       June 30, 1994

                                 Limited       General
                                 Partners      Partners     Total

Balance at beginning of period $     669,273    (320,179)       349,094
  Net Income(Loss)                   (17,776)        770        (17,006)
                                    --------     --------    ----------
Balance at end of period             651,497    (319,409)       332,088
                                    ========     ========    ==========


                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1995


                                 Limited       General
                                 Partners      Partners      Total

Balance at beginning of
period                         $     575,507  $  (320,525)  $   254,982
  Net Income(Loss)                   (15,319)         330       (14,989)
                                    --------     --------    -----------
Balance at end of period             560,188     (320,195)       239,993
                                    ========     ========    ===========


                                    Three Months Ended
                                       June 30, 1994

                                 Limited       General
                                 Partners      Partners      Total

Balance at beginning of
period                         $     671,101  $  (317,777)  $    353,324
  Net Income(Loss)                   (19,604)      (1,632)       (21,236)
                                 -----------    ---------    -----------
Balance at end of period             651,497     (319,409)       332,088
                                 ===========    =========    ===========


                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months       Six months
                                          ended             ended
                                         June 30,       June 30, 1994
                                           1995

Net cash provided by operating
activities                           $           74  $              33
                                         ----------         ----------

Net increase(decrease) in cash and
  cash equivalents                               74                 33
Cash and cash equivalents at
  beginning of period                            43                 46
                                         ----------         ----------
Cash and cash equivalents at end of
period                               $          117  $              79
                                         ==========         ==========








see accompanying note to financials

                      STERLING GAS DRILLING FUND 1982
                     (a New York limited partnership)

                       Note to Financial Statements

                               June 30, 1995



1. The accompanying statements for the period ending June 30, 1995 are unaudited, but reflect all adjustments necessary to present fairly the results of operations. Certain reclassifications were made to the prior period's financial statements to conform to the current period presentation.