Form 10-Q
period 1995-09-30
STERLING GAS DRILLING FUND 1982
filed 1995-11-13
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

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

Balance Sheets - September 30, 1995 and December 31, 1994.

Statements of Operations for the Nine and the Three Months Ended September 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Nine and the Three Months Ended September 30, 1995.

Statements of Cash Flows for the Nine Months Ended  September 30, 1995  and
1994.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1995, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of total limited partner capital contributions to the Limited Partners.

Columbia Gas Transmission Corp., a contract purchaser of the Registrant's gas, filed a Chapter 11 petition in U.S. Bankruptcy Court in Wilmington Delaware on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any current contracts. The Registrant has filed a claim with the Bankruptcy Court to recover revenue suspended at the time bankruptcy occurred. Such amounts were not recorded as revenue during the applicable period, therefore, no loss contingency exists. The Registrant has reviewed and accepted a tentative settlement offer made by Columbia. The Registrant is hopeful that Columbia will make a final settlement within the next three months.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (SEC case) associated with such reserves, discounted at 10% as of December 31, 1994 was approximately $415,000 as compared to the December 31, 1993 amount of $1,532,000.

The decline in undiscounted future net cash flows for the Partnership properties at December 31, 1994 when compared to December 31, 1993, was caused by a significant decline in prices between these two dates, rather than changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1994 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.


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


3.   Results of Operations -

Operating revenues decreased from $250,599 in 1994 to $197,012 in 1995 . The gas production declined from 84,070 MCF in 1994 to 79,010 MCF in 1995 combined with an average price decrease from $ 2.75 per MCF in 1994 to $
2.15 per MCF in 1995 contributed to lower revenues. Some volume declines can be attributed to when the gathering system increases main line pressure. An increase in pressure could reduce the ability of the partnership's gas to flow freely. . The gathering system and the partnership's operator have been discussing ways to adjust and minimize the effect of the pressure differences. Production expenses decreased from $145,409 in 1994 to $87,405 in 1995. Additional production expenses, for example location, line outages, roadway maintenance and electrical repairs where significantly higher in 1994 due to severe weather conditions which occurred during the winter and spring of last year. The 1995 production expenses incurred included costs for general upkeep and repairs to wells and well-sites.


General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation
(PEMC), a General Partner. The expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of limited partner capital contributions. Amounts related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant
under the Partnership Agreement.   PEMC continues to perform these
functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.



The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion and amortization was made in 1994. The rate applied in 1995 to the remaining partnership property basis to be depreciated, depleted and amortized was higher than 1994. This resulted in higher depreciation, depletion and amortization for this year.

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

The Registrant currently performs a "ceiling test" by comparing the total carrying value of oil and gas properties to the total future net cash flows from the estimated production of proved oil and gas properties. The effect of SFAS No. 121, which would change the way this test is performed, is not known at this time.







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







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                             BY: /S/ Charles E. Drimal, Jr.
                                                ---------------------------
                                                     Charles E. Drimal, Jr.
                                                            General Partner





November 13, 1995
(Date)












                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                          September 30,     December 31,
                                              1995              1994
Assets
Current Assets:
  Cash and cash equivalents            $             11 $              43
                                            -----------     -------------
      Total current assets                           11                43

Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,947,691        11,947,691
   less accumulated depreciation,
    depletion and amortization              (11,643,080)      (11,588,436)
                                            -----------     -------------
                                                771,415           826,059
                                            -----------     -------------
       Total assets                    $        771,426 $         826,102
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        532,207 $         568,490
                                            -----------     -------------
        Total current liabilities               532,207           568,490
                                            -----------     -------------

  Partners' Equity
   Limited partners                             556,833           580,425
   General partners                            (317,614)         (322,813)
                                            -----------     -------------
         Total partners' equity                 239,219           257,612
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        771,426 $         826,102
                                            ===========     =============


See accompanying note to the financial statements


                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1995

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      165,786 $    31,226  $    197,012
                                     --------    --------       -------
  Total Revenue                       165,786      31,226       197,012
                                     --------    --------       -------

Costs and Expenses:
Production expense                     73,551      13,854        87,405
General and administrative
 to a related party                    47,334       8,916        56,250
General and administrative             14,395       2,711        17,106
Depreciation, depletion
 and amortization                      54,098         546        54,644
                                     --------    --------       -------
  Total Costs and Expenses            189,378      26,027       215,405
                                     --------    --------       -------
  Net Income(loss)             $      (23,592)      5,199  $    (18,393)
                                     ========    ========       =======
Net Income(loss)
    per equity unit            $        (1.64)
                                       ======

See accompanying note to the financial statements.


                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                      Nine Months Ended
                                     September 30, 1994

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      210,879      39,720  $    250,599
                                     --------     -------     ---------
  Total Revenue                       210,879      39,720       250,599
                                     --------     -------     ---------

Costs and Expenses:
Production expense                    122,362      23,047       145,409
General and administrative
 to a related party                    63,617      11,983        75,600
General and administrative             14,428       2,718        17,146
Depreciation, depletion
 and amortization                      34,643         350        34,993
                                     --------     -------     ---------
  Total Costs and Expenses            235,050      38,098       273,148
                                     --------     -------     ---------
  Net Income(loss)             $      (24,171)      1,622  $    (22,549)
                                     ========     =======     =========
Net Income(loss)
    per equity unit            $        (1.68)
                                     ========


See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1995

                                  Limited      General
                                  Partners     Partners       Total
Revenue:
Operating revenue              $      53,191       10,018   $    63,209
                                    --------     --------     ---------
  Total Revenue                       53,191       10,018        63,209
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    19,778        3,726        23,504
General and administrative
 to a related party                   15,778        2,972        18,750
General and administrative             2,958          557         3,515
Depreciation, depletion
 and amortization                     18,032          182        18,214
                                    --------     --------     ---------
  Total Costs and Expenses            56,546        7,437        63,983
                                    --------     --------     ---------
  Net Income(loss)             $      (3,355)       2,581   $      (774)
                                    ========     ========     =========
Net Income(loss)
    per equity unit            $        (.23)
                                    ========


See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1994

                                  Limited      General
                                  Partners     Partners      Total
Revenue:
Operating revenue              $      68,330       12,870 $      81,200
                                    --------     --------    ----------
  Total Revenue                       68,330       12,870        81,200
                                    --------     --------    ----------

Costs and Expenses:
Production expense                    36,871        6,944        43,815
General and administrative
 to a related party                   21,205        3,995        25,200
General and administrative             5,102          962         6,064
Depreciation, depletion
 and amortization                     11,547          117        11,664
                                    --------     --------    ----------
  Total Costs and Expenses            74,725       12,018        86,743
                                    --------     --------    ----------
  Net Income(loss)             $      (6,395)         852  $     (5,543)
                                    ========     ========    ==========
Net Income(loss)
    per equity unit            $        (.45)
                                      ======


See accompanying note to the financial statements.



                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1995


                                  Limited       General
                                  Partners      Partners     Total

Balance at beginning of
period                         $      580,425   (322,813)  $    257,612
  Net Income(Loss)                    (23,592)     5,199        (18,393)
                                     --------    --------    ----------
Balance at end of period       $      556,833   (317,614)  $    239,219
                                     ========    ========    ==========


                                     Nine Months Ended
                                    September 30, 1994

                                  Limited       General
                                  Partners      Partners     Total

Balance at beginning of
period                         $      669,273 $ (320,179)  $    349,094
  Net Income(Loss)                    (24,171)     1,622        (22,549)
                                     --------    --------    ----------
Balance at end of period       $      645,102   (318,557)  $    326,545
                                     ========    ========    ==========



See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1995


                                  Limited       General
                                  Partners      Partners      Total

Balance at beginning of
period                         $      560,188    (320,195) $     239,993
  Net Income(Loss)                     (3,355)      2,581           (774)
                                     --------     --------    ----------
Balance at end of period       $      556,833    (317,614) $     239,219
                                     ========     ========    ==========


                                    Three Months Ended
                                    September 30, 1994

                                  Limited       General
                                  Partners      Partners      Total

Balance at beginning of
period                         $      651,497    (319,409) $     332,088
  Net Income(Loss)                     (6,395)        852         (5,543)
                                   ----------    ---------    ----------
Balance at end of period       $      645,102    (318,557) $     326,545
                                   ==========    =========    ==========




See accompanying note to the financial statements.


                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Nine months      Nine months
                                           ended            ended
                                       September 30,    September 30,
                                            1995             1994

Net cash (used in) operating
activities                           $           (32) $           (14)
                                           ----------       ----------


Net increase(decrease) in cash and
  cash equivalents                               (32)             (14)
Cash and cash equivalents at
  beginning of period                             43               46
                                           ----------       ----------
Cash and cash equivalents at end of
period                               $            11  $            32
                                           ==========       ==========








See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York limited partnership)

                       Note to Financial Statements

                            September 30, 1995



1. The accompanying statements for the period ending September 30, 1995 are unaudited, but reflect all adjustments necessary to present fairly the results of operations. Certain reclassifications were made to the prior period's financial statements to conform to the current period presentation.