Form 10-Q
period 1996-03-31
STERLING GAS DRILLING FUND 1982
filed 1996-05-13
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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

Balance Sheets - March 31, 1996 and December 31, 1995.

Statements of Operations for the Three Months Ended March 31, 1996 and 1995.

Statements of Changes in Partners' Equity for the Year Ended
December 31,1995 and for the Three Months Ended March 31, 1996.

Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 1996 the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of total limited partner capital contributions to the Limited Partners.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (SEC case) associated with such reserves, discounted at 10% as of December 31, 1995 was approximately $664,000 as compared to the reserves as of December 31, 1994 which were approximately $415,000. The increase in total estimated discounted future net revenue was due primarily to higher year end gas prices as of December 31, 1995, when compared to the low gas price as of December 31, 1994. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability



2. Capital Resources -

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


3.   Results of Operations -

Operating revenues decreased from $83,773 in 1995 to $62,193 in 1996. The gas production declined from 26,744 MCF's in 1995 to 24,175 MCF's in 1996. This decline combined with a lower average price per MCF resulted in decreased overall revenue. During the first quarter 1995 the partnership was paid based upon spot market prices available. These spot prices were higher during peak usage times of the year but could be significantly lower during off-peak usage times. During the last quarter of 1995, the partnership entered into a twelve month fixed price contract for the purchase of most of its production. This contract price was in effect during the first quarter 1996 and was lower then the 1995 first quarter
spot price. Production expenses decreased from   $44,586 in 1995 to $23,638
in 1996. The 1995 production expenses incurred included maintenance and labor for general upkeep and repairs to wells and well-sites. Lower costs for this first quarter 1996 are a result of the care taken in the prior year to maintain the wells and well sites.


General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation
(PEMC), a General Partner. The expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of limited partner capital contributions. Amounts related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant
under the Partnership Agreement.   PEMC continues to perform these
functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.



The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The partnership was not required to revise the properties basis in either 1995 or first quarter 1996. The lower depletion expense in 1996 is due to overall lower depletable cost basis in oil and gas properties.

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







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                             BY: /S/ Charles E. Drimal, Jr.
                                                ---------------------------
                                                     Charles E. Drimal, Jr.
                                                            General Partner





March 13, 1996
(Date)












                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                            March 31,       December 31,
                                              1996              1995
Assets
Current Assets:
  Cash and cash equivalents            $             29 $              24
                                            -----------     -------------
      Total current assets                           29                24

Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,947,691        11,947,691
   less accumulated depreciation,
     depletion and amortization             (11,641,470)      (11,631,308)
                                            -----------     -------------
                                                773,025           783,187
                                            -----------     -------------
       Total assets                    $        773,054 $         783,211
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        411,819 $         427,107
                                            -----------     -------------
        Total current liabilities               411,819           427,107
                                            -----------     -------------

  Partners' Equity
   Limited partners                             659,750           656,941
   General partners                            (298,515)         (300,837)
                                            -----------     -------------
         Total partners' equity                 361,235           356,104
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        773,054 $         783,211
                                            ===========     =============


See accompanying note to the financial statements.


                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1996

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $       52,335 $     9,858  $     62,193
                                     --------    --------       -------
  Total Revenue                        52,335       9,858        62,193
                                     --------    --------       -------

Costs and Expenses:
Production expense                     19,891       3,747        23,638
General and administrative
 to a related party                    15,778       2,972        18,750
General and administrative              3,797         715         4,512
Depreciation, depletion
 and amortization                      10,060         102        10,162
                                     --------    --------       -------
  Total Costs and Expenses             49,526       7,536        57,062
                                     --------    --------       -------
  Net Income                   $        2,809       2,322  $      5,131
                                     ========    ========       =======
Net Income per equity unit     $         0.20
                                       ======

See accompanying note to the financial statements.


                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                     Three Months Ended
                                       March 31, 1995

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $       70,495      13,278  $     83,773
                                     --------     -------     ---------
  Total Revenue                        70,495      13,278        83,773
                                     --------     -------     ---------

Costs and Expenses:
Production expense                     37,519       7,067        44,586
General and administrative
 to a related party                    15,778       2,972        18,750
General and administrative              4,084         769         4,853
Depreciation, depletion
 and amortization                      18,032         182        18,214
                                     --------     -------     ---------
  Total Costs and Expenses             75,413      10,990        86,403
                                     --------     -------     ---------
  Net Income(loss)             $       (4,918)      2,288   $    (2,630)
                                     ========     =======     =========
Net Income(loss)
    per equity unit            $        (0.34)
                                     ========


See accompanying note to the financial statements.


                     STERLING  GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)




                                 Limited      General
                                 Partners     Partners       Total

Balance At December 31, 1994  $    580,425  $   (322,813)  $   257,512
  Net Income                        76,516        21,976        98,492
                                  --------      --------      --------
Balance at December 31, 1995  $    656,941  $   (300,837)  $   356,104
  Net Income                         2,809         2,322         5,131
                                  --------      --------      --------
Balance at March 31, 1996     $    659,750  $   (298,515)  $   361,235
                                  ========      ========      ========





See accompanying note to the financial statements.




                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Three months     Three months
                                        ended March       ended March
                                          31,1996           31,1995

Net cash provided by/(used in)
operating activities                 $              5  $          (20)
                                           ----------       ---------


Net increase(decrease) in cash and
  cash equivalents                                  5              (20)
Cash and cash equivalents at
  beginning of period                              24               43
                                           ----------       ----------
Cash and cash equivalents at end of
period                               $             29  $            23
                                           ==========       ==========








See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York limited partnership)

                       Note to Financial Statements

                              March 31, 1996


1. The accompanying statements for the period ending March 31, 1996 are unaudited, but reflect all adjustments necessary to present fairly the results of operations. Certain reclassifications were made to the prior period's financial statements to conform to the current period presentation.