Form 10-Q
period 1996-06-30
STERLING GAS DRILLING FUND 1982
filed 1996-08-09
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

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

Balance Sheets - June 30, 1996 and December 31, 1995.

Statements of Operations for the Six and the Three Months Ended June 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Six and the Three Months Ended June 30, 1996 and 1995

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1996, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of total limited partner capital contributions to the Limited Partners.


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


3.   Results of Operations -

Total operating revenues showed a minor decrease from $133,803 in 1995 to $130,953 in 1996. The gas production decline from 51,678 MCF in 1995 to 48,837 in 1996 was mostly offset by increased average price per MCF of $2.21 per MCF in 1995 compared with $2.45 in 1996. The partnership was paid average spot market prices in 1995. These prices would fluctuate
based upon peak or non-peak usage period.   For 1996, the partnership is in
a twelve month fixed price contract. Lower production can be partially attributed to compressor down times, main line pressure differences and
fluid in some wells.   Production expenses decreased from  $63,901 in 1995
to $54,974 in 1996. Some of the production cost vary with volume produced. The current year production expenses incurred included costs for general upkeep and repairs to wells. Occasionally the partnership may expend fund to purchase additional equipment or to complete light repairs which , based upon the operators evaluation, is designed to increase production or to halt any further significant declines. These costs are capitalized if they meet the appropriate criteria.

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



The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in either 1995 or the first quarter 1996. The lower depletion expense is reasonable due to lower overall depletable costs basis in oil and gas properties.



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







                                         STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                            BY: /S/ Charles E. Drimal Jr.
                                               -----------------------
                                               Charles E. Drimal, Jr.
                                               General Partner





August 8 , 1996
(Date)












                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                            June 30,        December 31,
                                              1996              1995
Assets
Current Assets:
  Cash and cash equivalents            $             19 $              24
                                            -----------     -------------
      Total current assets                           19                24

Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,950,556        11,947,691
   less accumulated depreciation,
     depletion and amortization             (11,651,706)      (11,631,308)
                                            -----------     -------------
                                                765,654           783,187
                                            -----------     -------------
       Total assets                    $        765,673 $         783,211
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        403,497 $         427,107
                                            -----------     -------------
        Total current liabilities               403,497           427,107
                                            -----------     -------------

  Partners' Equity
   Limited partners                             659,021           656,941
   General partners                            (296,845)         (300,837)
                                            -----------     -------------
         Total partners' equity                 362,176           356,104
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        765,673 $         783,211
                                            ===========     =============

See accompanying note to financial statements.



                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1996

                                    Limited      General
                                   Partners      Partners       Total
Revenue:
Operating revenue              $      110,197 $    20,756   $   130,953
                                     --------    --------       -------
  Total Revenue                       110,197      20,756       130,953
                                     --------    --------       -------

Costs and Expenses:
Production expense                     46,261       8,713        54,974
General and administrative
 to a related party                    31,556       5,944        37,500
General and administrative             10,106       1,903        12,009
Depreciation, depletion
 and amortization                      20,194         204        20,398
                                     --------    --------       -------
  Total Costs and Expenses            108,117      16,764       124,881
                                     --------    --------       -------
  Net Income(loss)             $        2,080 $     3,992   $     6,072
                                     ========    ========       =======
Net Income(loss)
    per equity unit            $          .14
                                       ======


See acompanying note to financial statements.




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
                                       ======


See acompanying note to financial statements.




                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1996

                                  Limited       General
                                  Partners      Partners     Total
Revenue:
Operating revenue              $      57,862  $    10,898  $     68,760
                                    --------     --------     ---------
  Total Revenue                       57,862       10,898        68,760
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    26,370        4,966        31,336
General and administrative
 to a related party                   15,778        2,972        18,750
General and administrative             6,309        1,188         7,497
Depreciation, depletion
 and amortization                     10,134          102        10,236
                                    --------     --------     ---------
  Total Costs and Expenses            58,591        9,228        67,819
                                    --------     --------     ---------
  Net Income(loss)             $        (729)  $    1,670  $        941
                                    ========     ========     =========
Net Income(loss)
    per equity unit            $        (.05)
                                     ========


See acompanying note to financial statements.




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
                                    ========

See acompanying Note to financial statements.



                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1996


                                Limited         General
                                Partners        Partners        Total

Balance at beginning of
period                        $     656,941   $   (300,837)   $   356,104
  Net Income(Loss)                    2,080          3,992          6,072
                                   --------       --------       --------
Balance at end of period      $     659,021  $    (296,845)  $    362,176
                                   ========       ========       ========


                                    Six Months Ended
                                      June 30, 1995

                                Limited          General
                                Partners         Partners      Total

Balance at beginning of
period                       $      580,425   $   (322,813)   $  257,612
  Net Income(Loss)                  (20,237)         2,618       (17,619)
                                   --------       --------      --------
Balance at end of period     $      560,188   $   (320,195)   $  239,993
                                   ========       ========     ========



See acompanying note to the financial statements.


                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1996


                                   Limited         General
                                   Partners        Partners     Total

Balance at beginning of
period                       $        659,750    $   (298,515) $  361,235
  Net Income(Loss)                       (729)          1,670         941
                                     --------        --------    --------
Balance at end of period     $        659,021    $   (296,845) $  362,176
                                     ========        ========    ========


                                     Three Months Ended
                                       June 30, 1995

                                   Limited         General
                                   Partners        Partners       Total

Balance at beginning of
period                         $       575,507   $   (320,525)  $   254,982
  Net Income(Loss)                     (15,319)           330       (14,989)
                                      --------       --------      --------
Balance at end of period       $       560,188   $   (320,195)  $   239,993
                                      ========       ========      ========


See accompanying not to the financial statements.




                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended           ended
                                         June 30,        June 30,
                                           1996            1995

Net cash provided by operating
activities                           $        2,860  $           74
                                         ----------      ----------
Cash(used in)investment activities:
  Investment in wells and related
      facilities                             (2,865)              0
                                         ----------      ----------
 Net Cash used in investment
     activities                              (2,865)              0

Net increase(decrease) in cash and
  cash equivalents                               (5)             74
Cash and cash equivalents at
  beginning of period                            24              43
                                         ----------      ----------
Cash and cash equivalents at end of
period                               $           19  $          117
                                         ==========      ==========








See accompanying note to financial statements.




                      STERLING GAS DRILLING FUND 1982
                     (a New York limited partnership)

                       Note to Financial Statements

                               June 30, 1996



1. The accompanying statements for the period ending June 30, 1996 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.