Form 10-Q
period 1996-09-30
STERLING GAS DRILLING FUND 1982
filed 1996-11-12
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

Balance Sheets - September 30, 1996 and December 31, 1995.

Statements of Operations for the Nine and the Three Months Ended September 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Nine and the Three Months Ended September 30, 1996.

Statements of Cash Flows for the Nine Months Ended  September 30, 1996  and
1995.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1996, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of total limited partner capital contributions to the Limited Partners.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (SEC case) associated with such reserves, discounted at 10% as of December 31, 1995 was approximately $664,000 as compared to the December 31, 1994 amount of $415,000. The increase in undiscounted future net cash flows for the Partnership properties was caused by higher year end prices in effect at December 31, 1995 compared to lower year end prices as of December 31, 1994. There were no significant changes in the estimated future production from the properties. It is the opinion of management, and the general consensus  in  the  industry,  that gas  prices  are  unlikely  to  decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

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


3.   Results of Operations -

Operating revenues increased from $197,012 in 1995 to $201,169 in 1996.
The gas production decline from 79,010 MCF in 1995 to 76,407 MCF in 1996 was offset by an average price increase from $ 2.15 per MCF in 1995 to $2.43 in 1996. The partnership's production decline was due in part to a main line in the gathering system experiencing a shut in due to maintenance on the line. This resulted in no production for approximately twenty one days in August of 1996 on the wells that feed into this main line. All repairs have been completed by the system's operator and the line is no longer shut in. Production expenses increased from $87,405 in 1995 to $91,633 in 1996. The higher production expenses, in 1996, are attributable to some severe storms during the late spring and summer of 1996. These storms resulted in additional cost incurred, which may include additional maintenance, location, access road work and other repairs. Most of the production expenses, in 1995, were to maintain the general upkeep of the wells and well site.

General and administrative expenses are segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation
(PEMC), a General Partner. The expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of limited partner capital contributions. Amounts related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant
under the Partnership Agreement.   PEMC continues to perform these
functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable. General and administrative charges were stable and showed only a minor change from 1995 to 1996.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flow attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1995 or in the three quarters of 1996. Although the 1996 expense is lower than 1995, the expense recorded is consistent with the current basis of the partnership's properties.

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







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                           BY:  /S/ Charles E. Drimal, Jr.
                                                ---------------------------
                                                     Charles E. Drimal, Jr.
                                                            General Partner





November 8, 1996
(Date)

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                          September 30,     December 31,
                                              1996              1995
Assets
Current Assets:
  Cash and cash equivalents            $             14 $              24
                                            -----------     -------------
      Total current assets                           14                24

Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,956,834        11,947,691
   less accumulated depreciation,
    depletion and amortization              (11,662,234)      (11,631,308)
                                            -----------     -------------
                                                761,404           783,187
                                            -----------     -------------
       Total assets                    $        761,418 $         783,211
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        399,667 $         427,107
                                            -----------     -------------

        Total current liabilities               399,667           427,107
                                            -----------     -------------

  Partners' Equity
   Limited partners                             657,101           656,941
   General partners                            (295,350)         (300,837)
                                            -----------     -------------
         Total partners' equity                 361,751           356,104
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        761,418 $         783,211
                                            ===========     =============


See accompanying note to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      169,284 $    31,885  $    201,169
                                     --------    --------      --------
  Total Revenue                       169,284      31,885       201,169
                                     --------    --------      --------

Costs and Expenses:
Production expense                     77,109      14,524        91,633
General and administrative             47,334       8,916        56,250
 to a related party
General and administrative             14,064       2,649        16,713
Depreciation, depletion
 and amortization                      30,617         309        30,926
                                     --------    --------      --------
  Total Costs and Expenses            169,124      26,398       195,522
                                     --------    --------      --------
  Net Income(loss)             $          160       5,487  $      5,647
                                     ========    ========      ========
Net Income(loss)
    per equity unit            $          .01
                                       ======

See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                      Nine Months Ended
                                     September 30, 1995

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      165,786 $    31,226  $    197,012
                                     --------    --------      --------
  Total Revenue                       165,786      31,226       197,012
                                     --------    --------      --------

Costs and Expenses:
Production expense                     73,551      13,854        87,405
General and administrative
 to a related party                    47,334       8,916        56,250
General and administrative             14,395       2,711        17,106
Depreciation, depletion
 and amortization                      54,098         546        54,644
                                     --------    --------      --------
  Total Costs and Expenses            189,378      26,027       215,405
                                     --------    --------      --------
  Net Income(loss)             $      (23,592)      5,199  $    (18,393)
                                     ========    ========      ========
Net Income(loss)
    per equity unit            $        (1.64)
                                       ======


See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1996

                                  Limited      General
                                  Partners     Partners       Total
Revenue:
Operating revenue              $      59,087       11,129   $    70,216
                                    --------     --------     ---------
  Total Revenue                       59,087       11,129        70,216
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    30,848        5,811        36,659
General and administrative            15,778        2,972        18,750
 to a related party
General and administrative             3,958          746         4,704
Depreciation, depletion
 and amortization                     10,423          105        10,528
                                    --------     --------     ---------
  Total Costs and Expenses            61,007        9,634        70,641
                                    --------     --------     ---------
  Net Income(loss)             $      (1,920)       1,495   $      (425)
                                    ========     ========     =========
Net Income(loss)
    per equity unit            $       (.013)
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

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1996


                                  Limited       General
                                  Partners      Partners        Total

Balance at beginning of
period                         $      656,941      (300,837) $       356,104
  Net Income(Loss)                        160         5,487            5,647
                                     --------     ---------        ---------
Balance at end of period       $      657,101      (295,350) $       361,751
                                     ========     =========        =========


                                     Nine Months Ended
                                    September 30, 1995

                                  Limited       General
                                  Partners      Partners         Total

Balance at beginning of
period                         $      580,425     (322,813)    $    257,612
  Net Income(Loss)                    (23,592)       5,199          (18,393)
                                     --------     --------        ---------
Balance at end of period       $      556,833     (317,614)    $    239,219
                                     ========     ========       ==========



See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1996


                                  Limited       General
                                  Partners      Partners       Total

Balance at beginning of
period                         $      659,021     (296,845)   $   362,176
  Net Income(Loss)                     (1,920)       1,495           (425)
                                     --------    ---------      ----------
Balance at end of period       $      657,101     (295,350)   $   361,751
                                     ========    =========      ==========


                                    Three Months Ended
                                    September 30, 1995

                                  Limited       General
                                  Partners      Partners        Total

Balance at beginning of
period                         $       560,188    (320,195)   $    239,993
  Net Income(Loss)                      (3,355)      2,581            (774)
                                     ---------    ---------      ---------
Balance at end of period       $       556,833    (317,614)   $    239,219
                                     =========    =========      =========




See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                          Nine           Nine
                                         months         months
                                         ended          ended
                                       September      September
                                        30, 1996       30, 1995

Net cash (used in) operating
activities                           $      9,133  $        (32)
                                       ----------      ---------

Cash flows from investing
activities:
  Investment in well and related
  facilities                               (9,143)            0
                                        ---------      ---------
Net Cash used in investing
activities                                 (9,143)            0
                                        ---------      ---------

Net increase(decrease) in cash and
  cash equivalents                            (10)          (32)
Cash and cash equivalents at
  beginning of period                          24            43
                                       ----------     ----------
Cash and cash equivalents at end of
period                               $         14  $         11
                                       ==========     ==========








See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York limited partnership)

                       Note to Financial Statements

                            September 30, 1996



1. The accompanying statements for the period ending September 30, 1996 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.