Form 10-K
period 1996-12-31
STERLING GAS DRILLING FUND 1982
filed 1997-03-31
CIK 704202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                   FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to

                          COMMISSION FILE NO. 2-78441

                        STERLING GAS DRILLING FUND 1982
             (Exact name of registrant as specified in its charter)

               NEW YORK                                   13-3147901
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)


          ONE LANDMARK SQUARE
         STAMFORD, CONNECTICUT                                06901
(Address of principal executive offices)                    (Zip Code)

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

     The number of Units of the Registrant outstanding as of March 14, 1997, was: 14,370.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                        STERLING GAS DRILLING FUND 1982

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

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

     The aggregate contributions to the Partnership were $14,370,000, all of which, net of the organization expenses of the Partnership, was expended in the drilling of such formation extension wells. Such properties are located in Clay, Roane, Calhoun, Wirt, Kanawha, Lincoln and Putnam Counties, West Virginia. The Partnership does not operate any of the properties in which it has an interest, but generally such properties are operated and serviced by Prime Operating Company, a Texas corporation, and Eastern Oil Well Service Company, a West Virginia corporation, both wholly-owned subsidiaries of PrimeEnergy Corporation.

     During 1996, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1997, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 1996, approximately $200,000, or 81.79%, of the Partnership's gas production was purchased by Phoenix Diversified, and about $33,083, or 100%, of the Partnership's oil production was purchased by American River Terminals. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

     The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1996 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

     As of December 31, 1996, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

     Producing wells:

                                                               Gross        Net
                                                               -----       -----
          Oil Wells ....................................           0        0.00
          Gas Wells ....................................          59       48.05

          Producing acres ..............................       3,014       2,455

---------------
     (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------
                                          1996       1995       1994       1993       1992
                                        --------   --------   --------   --------   --------
Production:
   Oil and Condensate (bbl) .........      1,783      1,723      2,186      1,817      3,226
   Gas (Mcf) ........................    100,564    104,553     96,605    118,334    129,196
Average Price of Sales:
   Oil and Condensate ($ per bbl) ...   $  19.52      16.28      12.61      17.44      18.72
   Gas ($ per Mcf) ..................   $   2.47       2.21       2.89       2.67       2.18
Production Expense per Dollar
   of Operating Revenue .............   $   0.43       0.45       0.60       0.46       0.46

OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                              Proved Developed
          As of                  ------------------------------------------
          12-31                  Oil (bbls)                       Gas (Mcf)
          -----                  ----------                       ---------
          1992                     28,000                         1,863,000
          1993                     27,000                         2,181,000
          1994                     12,000                         1,150,000
          1995                     19,000                         1,909,000
          1996                     15,700                         1,868,000

     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                 Proved Developed
                                                 ----------------
          As of                           Future Net           Present Value of
          12-31                             Revenue           Future Net Revenue
          -----                           ----------          ------------------
          1992                            $1,909,000              $  878,000
          1993                             3,439,000               1,532,000
          1994                               834,000                 415,000
          1995                             1,727,000                 664,000
          1996                             2,438,900                 928,400

     Since January 1, 1996, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 1996 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 14, 1997, there were 1,122 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 1996. Aggregate cash distributions to the holders of the Units as of December 31, 1996, is $1,402,512.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 14, 1997, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 6 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy,

Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 155 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 48, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 43, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Bennie H. Wallace, Jr., age 44, is a Director and Vice President of Management and has held such positions since May, 1989. He is Acquisitions Manager for Management, a Vice President of PrimeEnergy since March, 1989, as a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

     Lynne G. Pizor, age 37, has been Controller of Prime Operating Company since January, 1992, and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January, 1986, through August, 1994, and Prime Energy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 64, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1996, the allocation of general and administrative expenses to the Partnership was $75,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and the General Partners as a group (including affiliates) that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 14, 1997, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                            Number
     Name and Address of Beneficial Owner                  Of Units   Percent
     ------------------------------------                  --------   -------
     PrimeEnergy Management Corporation
       One Landmark Square
       Stamford, CT 06901 ..............................      1,249    8.69

     General Partners as a Group
       One Landmark Square
       Stamford, CT 06901 ..............................      1,513   10.53

---------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1996 was paid well operating fees ranging from about $416 to $752 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1996, the Partnership paid an aggregate of $81,117 in such fees and expenses.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1997.


                                        Sterling Gas Drilling Fund 1982
                                        By:   PrimeEnergy Management Corporation
                                              Managing General Partner



                                        By:   /s/ CHARLES E. DRIMAL, JR.
                                              ----------------------------------
                                              Charles E. Drimal, Jr.
                                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th day of March, 1997.


/s/ CHARLES E. DRIMAL, JR.       Director and President,
------------------------------   PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.           The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS          Director and Vice President and Treasurer,
------------------------------   PrimeEnergy Management Corporation;
Beverly A. Cummings              The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.       Director, PrimeEnergy Management
------------------------------   Corporation
Bennie H. Wallace, Jr.

                        STERLING GAS DRILLING FUND 1982

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                            TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                        STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                  Index to Financial Statements and Schedules


                                                                         Page No.
                                                                         --------
Selected Financial Data .................................................   F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations ...............................................   F-2


Report of Independent Public Accountants ................................   F-5

Financial Statements:

     Balance Sheets, December 31, 1996 and 1995 .........................   F-6

     Statements of Operations for the Years Ended December 31,
     1996, 1995 and 1994 ................................................   F-7

     Statements of Changes in Partners' Equity for the Years
     Ended December 31, 1996, 1995 and 1994 .............................   F-8

     Statements of Cash Flows for the Years Ended December 31,
     1996, 1995 and 1994 ................................................   F-9

     Notes to Financial Statements ......................................   F-10


Schedules:

     V   - Property and Equipment - Oil and Gas Properties for
           the Years Ended December 31, 1996, 1995 and 1994 .............   F-18

     VI  - Accumulated Depreciation, Depletion, and Amortization -
           Oil and Gas Properties for the Years Ended December 31,
           1996, 1995 and 1994 ..........................................   F-19


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


                                         YEAR ENDED DECEMBER 31, (000's omitted)
                                         ---------------------------------------
                                          1996    1995    1994     1993    1992
                                         -----   -----   -----    -----   -----
Revenues .............................   $ 283   $ 367   $ 302    $ 356   $ 342
Net income (loss):
   Limited Partners ..................      15      77     (89)      10     (33)
   General Partners ..................      10      22      (2)      10       5
   Per equity unit ...................    1.06    5.32   (6.18)    0.68   (2.29)
Total assets .........................     754     783     826      906     955
Cash distributions:
   Limited Partners ..................      --      --      --       --      --
   General Partners ..................      --      --      --       --      --
   Limited partners as
   a % of original
   contribution ......................      --      --      --       --      --


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1996, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996 was approximately $928,400, as compared to December 31, 1995, of about $664,000. The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1995 compared to the gas price in effect as of December 31, 1995. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measure in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

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

     3. Results of operations:

     1996 compared to 1995

     Operating revenue increased from $259,107 in 1995 to $283,908 in 1996. The Partnership experienced a mild decline in gas production from 104,553 mcf's in 1995 to 100,564 mcf's in 1996. The decrease in mcf's for the Partnership was offset by higher average price per mcf from $2.21 in 1995 to $2.47 in 1996. Although the Partnership only receives a small amount of revenue from oil production, the Partnership did benefit from higher oil prices and a consistent amount of oil production. The Partnership generally renews is gas contracts as they come due for twelve month periods. The Partnership sold a majority of its gas production through a locked fixed price contract for all of 1996 and has renewed its fixed price contract for 1997.

     Production expenses showed a minor increase form $115,285 in 1995 to $122,477 in 1996. Most of the production expenses incurred in 1995 and 1996 were to maintain the general upkeep of the wells and well sites. The Partnership did expend funds on additional capitalized well equipment. The operator will determine if additional equipment, for example lift equipment, will have a favorable effect on production. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. General and administrative costs experienced a minor decline from $110,722 in 1995 to $95,478 in 1996. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership. Amounts in both years are substantially less then the $718,500 allocable to the Partnership under the Partnership Agreement. The lower amounts reflect management's effort to limit costs, both incurred and allocated to the Partnership.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the partnership. No additional depletion was needed in 1995 or 1996. The overall depreciation depletion and amortization was consistent with the rates used and the existing property basis.

     1995 compared to 1994

     Operating revenue declined from $302,383 in 1994 to $259,107 in 1995. The Partnership experienced an increase in gas production from 96,605 mcfs in 1994 to 104,553 mcfs in 1995. The increase in mcfs for the Partnership was offset by higher average price per mcf from $2.89 in 1994 to $2.21 in 1995.

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

     Production expenses decreased form $182,383 in 1994 to $115,285 in 1995. This increase can be attributed to higher general labor, repairs and location costs associated with the inclement to maintain the general upkeep of the wells and well sites. General and administrative costs decreased from $131,576 in 1994 to $110,950 in 1995. Amounts in both years are substantially less then the $718,500 allocable to the Partnership under the Partnership Agreement. The lower amounts reflect management's effort to limit costs, both incurred and allocated to the Partnership Agreement. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the partnership under the Partnership.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No additional depletion was needed in 1995 or 19946. Depreciation, depletion and amortization rates were significantly higher in 1994 compared to 1995, resulting in a higher depletion expense, $79,906 for 1994, as compared to $42,872 in 1995.

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Sterling Gas Drilling Fund 1982:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
January 31, 1997

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     Assets
                                     ------

                                                       1996            1995
                                                   ------------    ------------
Current Assets:
  Cash and cash equivalents (Note 2) ...........   $         34    $         24
    Total Current Assets .......................             34              24
                                                   ------------    ------------
Oil and Gas Properties - successful efforts
 methods (Note 3) - (Schedules V and VI):
   Leasehold costs .............................        466,804         466,804
   Wells and related facilities ................     11,959,534      11,947,691
                                                   ------------    ------------
     Total .....................................     12,426,338      12,414,495
Less - Accumulated depreciation, depletion
  and amortization .............................    (11,671,934)    (11,631,308)
                                                   ------------    ------------
                                                        754,404         783,189
                                                   ------------    ------------
    Total Assets ...............................   $    754,438    $    783,211
                                                   ============    ============

                       Liabilities and Partners' Equity
                       --------------------------------

Current Liabilities:
  Due to affiliates (Note 6) ...................   $    373,007    $    427,107
    Total Current Liabilities ..................        373,007         427,107
                                                   ------------    ------------
Partners' Equity:
  Limited partners .............................        672,221         656,941
  General partners .............................       (290,790)       (300,837)
                                                   ------------    ------------
    Total Partners' Equity .....................        381,431         356,104
                                                   ------------    ------------
    Total Liabilities and Partners' Equity .....   $    754,438    $    783,211
                                                   ============    ============


  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                           1996                               1995                              1994
                               ------------------------------    ------------------------------   --------------------------------
                               Limited    General                Limited    General               Limited     General
Revenues:                      Partners   Partners    Total      Partners   Partners    Total     Partners    Partners     Total
                               --------   --------   --------    --------   --------   --------   --------    --------    --------
  Operating revenues .......   $238,909   $ 44,999   $283,908    $218,039   $ 41,068   $259,107   $254,455    $ 47,928    $302,383
  Other Revenue
  (Note 10) ................       --         --         --        91,296     17,196    108,492       --          --          --
                               --------   --------   --------    --------   --------   --------   --------    --------    --------
    Total Revenues .........    238,909     44,999    283,908     309,335     58,264    367,599    254,455      47,928     302,383
                               --------   --------   --------    --------   --------   --------   --------    --------    --------
Costs and Expenses:
  Production expenses ......    103,064     19,413    122,477      97,012     18,273    115,285    153,475      28,908     182,383
  Depreciation,
   depletion and
   amortization ............     40,220        406     40,626      42,443        429     42,872     79,106         799      79,905
  General and
   administrative
   expenses (Note 7) .......     80,345     15,133     95,478      93,364     17,586    110,950    110,722      20,855     131,577
                               --------   --------   --------    --------   --------   --------   --------    --------    --------
    Total Expenses .........    223,629     34,952    258,581     232,819     36,288    269,107    343,303      50,562     393,865
                               --------   --------   --------    --------   --------   --------   --------    --------    --------
    Net Income (Loss) ......   $ 15,280   $ 10,047   $ 25,327    $ 76,516   $ 21,976   $ 98,492   $(88,848)   $ (2,634)   $(91,482)
                               ========   ========   ========    ========   ========   ========   ========    ========    ========
Net Income (Loss) Per
 Equity Unit (Note 2) ......   $   1.06                          $   5.32                         $  (6.18)
                               ========                          ========                         ========


  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                          Limited       General
                                          Partners      Partners       Total
                                         ----------    ----------    ----------
Balance at December 31, 1993 .........   $  669,273    $ (320,179)   $  349,094

Net (Loss) ...........................      (88,848)       (2,634)      (91,482)
                                         ----------    ----------    ----------
Balance at December 31, 1994 .........      580,425      (322,813)      257,612

Net Income ...........................       76,516        21,976        98,492
                                         ----------    ----------    ----------
Balance at December 31, 1995 .........      656,941      (300,837)      356,104

Net Income ...........................       15,280        10,047        25,327
                                         ----------    ----------    ----------
Balance at December 31, 1996 .........   $  672,221    $ (290,790)   $  381,431
                                         ==========    ==========    ==========


  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                       1996        1995        1994
                                                     --------    --------    --------
Cash Flows From Operating Activities:
 Net income (loss) ...............................   $ 25,327    $ 98,492    $(91,482)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization ......     40,626      42,872      79,906

   Changes in Assets and Liabilities:
    Due to affiliates ............................    (54,100)   (141,383)     11,573
                                                     --------    --------    --------

      Total Adjustments ..........................    (13,474)    (98,511)     91,479
                                                     --------    --------    --------

     Net Cash Provided (Used) by
      Operating Activities .......................     11,853         (19)         (3)

Cash Flows from Investing Activities:
 Equipment purchases .............................    (11,843)       --          --
                                                     --------    --------    --------
     Net Cash Provided (Used) by
      Investing Activities .......................    (11,843)       --          --
                                                     --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents ................................         10         (19)         (3)

Cash and cash equivalents, beginning of year .....         24          43          46
                                                     --------    --------    --------

Cash and cash equivalents, end of year ...........   $     34    $     24    $     43
                                                     ========    ========    ========


  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(1)  Organization and Capital Contributions:

     Sterling Gas Drilling Fund 1982, a New York limited partnership (the "Partnership"),was formed on July 28, 1982 for the primary purpose of acquiring, drilling, developing, operating and producing oil and gas in the state of West Virginia. The general partners are: PrimeEnergy Management Corporation (PEMC), a wholly owned subsidiary of PrimeEnergy Corporation (PEC), formerly known as K.R.M. Petroleum Corporation (KRM), Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell. Fourteen thousand three hundred seventy limited partnership units, (14,370), were sold at $1,000 per unit aggregating $14,370,000 in total limited partner capital contributions. The general partners' made no capital contributions. Partnership operations commenced on December 22, 1982.

(2)  Summary of Significant Accounting Policies:

     Revenue Recognition:

     The Partnership recognizes operating revenues, consisting of sales of oil and gas production, in the month of sale. Uncollected revenue is accrued based on known facts and trends of the relevant oil and gas properties on a monthly basis.

     Basis of Accounting:

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

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(2)  Summary of Significant Accounting Policies - (Cont'd):

     Oil and Gas Producing Activities:

     The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling and, accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis (utilizing aggregations of common geological structures) by the unit-of-production method based upon the ratio of production to proved developed oil and gas reserves. Additional depreciation, depletion and amortization is recorded to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

     Federal Income Taxes:

     As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

     Limited Partners' Income (Loss) Per Equity Unit:

     The limited partners' income (loss) per equity unit is computed on the 14,370 limited partner equity units.

     Cash and Cash Equivalents:

     For purposes of the statements of cash flows the Partnership considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Use of Estimates:

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

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(2)  Summary of Significant Accounting Policies - (Cont'd):

     Recently Issued Accounting Standards:

     The Partnership has implemented the provisions of FAS Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The implementation of this standard has had no material effect on the financial statements.

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

     The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1996, 1995 and 1994:

                                                       1996      1995      1994
                                                      ------    ------    ------
     Average sales price per MCF of gas ..........    $ 2.47    $ 2.21    $ 2.89
     Average sales price per BBL of
       oil and other liquids .....................     19.52     16.28     12.61
     Production expense per dollar of
       operating revenue .........................      0.43      0.45      0.60

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(4)  Quantities of Oil and Gas Reserves:

     The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1996, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:


                                                        (unaudited)
                                                  ------------------------
                                                   GAS (MCF)     OIL (BBL)
                                                  ----------    ----------
     Reserves as of December 31, 1993 .........    2,180,948        27,085
     Revisions of previous estimates ..........     (934,356)      (12,826)
     Production ...............................      (96,605)       (2,186)
                                                  ----------    ----------
     Reserves as of December 31, 1994 .........    1,149,987        12,073
     Revisions of previous estimates ..........      863,677         8,919
     Production ...............................     (104,553)       (1,723)
                                                  ----------    ----------
     Reserves as of December 31, 1995 .........    1,909,111        19,269
     Revisions of previous estimates ..........       59,665        (1,815)
     Production ...............................     (100,564)       (1,783)
                                                  ----------    ----------
     Reserves as of December 31, 1996 .........    1,868,212        15,671
                                                  ==========    ==========

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

     Revisions arise from changes in current prices, as well as engineering and geological data which would alter the useful life and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion, and amortization.

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(4)  Quantities of Oil and Gas Reserves - (Cont'd):

     As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 1996, 1995 and 1994. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the united partners income would not have been reduced in 1996, 1995 and 1994.

(5)  Allocation of Partnership Revenues, Income, Costs and Expenses:

     Under the terms of the Limited Partnership Agreement, all Partnership income and expenditures, including deductions attributable thereto, are to be allocated as follows:


     Drilling and completion costs (paid out
     of initial capital contributions):
       Limited partners .........................................    99.00%
       General partners .........................................     1.00%
                                                                    ------
                                                                    100.00%
                                                                    ======

     Syndication costs sales commission and
     cost acquiring leases:
       Limited partners .........................................     --
       General partners .........................................   100.00%
                                                                    ------
                                                                    100.00%
                                                                    ======

     Offering costs up to $50,000 incurred by Dealer-Manager:
       Limited partners .........................................       -%
       General partners .........................................   100.00%
                                                                    ------
                                                                    100.00%
                                                                    ======

     Offering costs other than $50,000 paid by the general
     partners (up to a maximum of $50,000):
       Limited partners .........................................    99.00%
       General partners .........................................     1.00%
                                                                    ------
                                                                    100.00%
                                                                    ======

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(5)  Allocation of Partnership Revenues, Income, Costs and Expenses - (Cont'd):


     Net Revenue from oil and gas operations, general and
     administrative expenses and production operating fees:
       Limited partners .........................................    84.15%
       General partners .........................................    15.85%
                                                                    ------
                                                                    100.00%
                                                                    ======

     All other income, gains, losses, costs, expenses,
     deductions and credits:
       Limited partners .........................................    99.00%
       General partners .........................................     1.00%
                                                                    ------
                                                                    100.00%
                                                                    ======

(6)  Transactions With Affiliates:

     (a) The payable to affiliates at December 31, 1996 and 1995 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator's fees (Note 6(b)), and advances to finance the Partnerships' loan payments net of revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

     (b)  As operator of the Partnership's properties, Prime Operating Company
          (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $416 for each producing gas well and $752 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1996, 1995 and 1994, $68,193, $64,145 and $103,205 of
          production operator's fees were incurred, respectively.

     (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1996 for which it was billed $12,924.

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


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

     During 1996, 1995 and 1994, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $75,000, $90,000, $110,800, respectively.

(8)  Federal Income Taxes:

     The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income
     (loss) reported in the accompanying financial statements:

                                               Year Ended December 31,
                                          --------------------------------
                                            1996        1995        1994
                                          --------    --------    --------
     Net income (loss) as reported on
       the Partnership's federal income
       tax return .....................   $ 63,584    $141,364    $(11,576)

     Depreciation, depletion and
       amortization for financial
       reporting purposes (greater)
       less than income tax amount ....    (38,257)    (42,872)    (79,906)
                                          --------    --------    --------
     Net income (loss) per
       accompanying financial
       statements .....................   $ 25,327    $ 98,492    $(91,482)
                                          ========    ========    ========


                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(8)  Federal Income Taxes - (Cont'd):

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

(9)  Major Customers:

     A schedule of the major purchases of the Partnership's production is as follows:

     Purchaser                                 1996       1995       1994
     ---------                               --------   --------   --------
     CNG .................................   $   --     $ 24,993   $127,001
     American River Terminals ............   $ 33,083   $ 25,862   $   --
     Phoenix Diversified .................   $200,452   $161,522   $111,882


     The Partnership renewed its gas purchase contract in December, 1996 resulting in a fixed price for one year.

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

                                                                     SCHEDULE V


                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                    Balance at                                                Balance
                                     Beginning     Additions                     Other        at End
                                      of Year       at Cost     Retirements     Changes       of Year
                                    -----------   -----------   -----------   -----------   -----------
Year Ended December 31, 1996:
-----------------------------
  Leasehold costs ...............   $   466,804   $      --     $      --     $      --     $   466,804
  Wells and related equipment ...    11,947,691        11,843          --            --      11,959,534
                                    -----------   -----------   -----------   -----------   -----------
                                    $12,414,495   $    11,843   $      --     $      --     $12,426,338
                                    ===========   ===========   ===========   ===========   ===========

Year ended December 31, 1995:
-----------------------------
  Leasehold costs ...............   $   466,804   $      --     $      --     $      --     $   466,804
  Wells and related equipment ...    11,947,691          --            --            --      11,947,691
                                    -----------   -----------   -----------   -----------   -----------
                                    $12,414,495   $      --     $      --     $      --     $12,414,495
                                    ===========   ===========   ===========   ===========   ===========

Year Ended December 31, 1994:
-----------------------------
  Leasehold costs ...............   $   466,804   $      --     $      --     $      --     $   466,804
  Wells and related equipment ...    11,947,691          --            --            --      11,947,691
                                    -----------   -----------   -----------   -----------   -----------
                                    $12,414,495   $      --     $      --     $      --     $12,414,495
                                    ===========   ===========   ===========   ===========   ===========

                                                                    SCHEDULE VI

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                            - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                      Balance at                                               Balance
                                      Beginning     Additions                     Other        at End
Year Ended December 31, 1996:          of Year       at Cost     Retirements     Changes       of Year
-----------------------------        -----------   -----------   -----------   -----------   -----------
  Wells and related facilities ...   $11,184,513   $    39,604   $      --     $      --     $11,224,117
  Leasehold costs ................       446,795         1,022          --            --         447,817
                                     -----------   -----------   -----------   -----------   -----------
                                     $11,631,308   $    40,626   $      --     $      --     $11,671,934
                                     ===========   ===========   ===========   ===========   ===========

Year ended December 31, 1995:
-----------------------------
  Wells and related facilities ...   $11,142,736   $    41,777   $      --     $      --     $11,184,513
  Leasehold costs ................       445,700         1,095          --            --         446,795
                                     -----------   -----------   -----------   -----------   -----------
                                     $11,588,436   $    42,872   $      --     $      --     $11,631,308
                                     ===========   ===========   ===========   ===========   ===========

Year Ended December 31, 1994:
-----------------------------
  Wells and related facilities ...   $11,064,872   $    77,864   $      --     $      --     $11,142,736
  Leasehold costs ................       443,659         2,041          --            --         445,700
                                     -----------   -----------   -----------   -----------   -----------
                                     $11,508,531   $    79,905   $      --     $      --     $11,588,436
                                     ===========   ===========   ===========   ===========   ===========

                                 EXHIBIT INDEX



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