Form 10-Q
period 1997-03-31
STERLING GAS DRILLING FUND 1982
filed 1997-05-14
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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

Balance Sheets - March 31, 1997 and December 31, 1996.

Statements of Operations for the Three Months Ended March 31, 1997 and 1996.

Statements of Changes in Partners' Equity for the Year Ended
December 31,1996 and for the Three Months Ended March 31, 1997.

Statements of Cash Flows for the Three Months Ended March 31,1997 and 1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 1997, the General partners have distributed to the Limited partners $1,402,512 or 9.76% of the total Limited partner capital contributions to the Limited partners.

     The net proved oil and gas reserves of the Partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996 was approximately $975,800 as compared to the December 31, 1995 value of approximately $664,000. The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1996
compared the gas price  in effect as of December 31, 1995.   Overall
reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity.



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


3.   Results of Operations -

Overall operating revenues increased from $62,193 in 1996 to $96,273 in 1997. The partnership receives most of its income from gas producing wells. The gas production increased slightly from 24,175 MCF in 1996 to 24,877 MCF in 1997. This increase was helped substantially by an increased average price per MCF, from $2.41 in 1996 to $3.39 in 1997. The Partnership also experienced a jump in oil revenue due to an increase in oil production combined with a higher average price per barrel in 1997 as compared to
1996.Production expenses   increased from $23,638 in 1996 to $48,450 in
1997.   The partnership will perform additional repairs to the well and well site as needed. Some of these types of repairs were worked on during the first quarter of 1997. These costs include those associated with repairs needed for access to the well and well sites and the related labor costs. Also, variable costs associated with production increased, for example the related well taxes which are based upon production data. The production expenses incurred in 1996 were of a normal and recurring nature to upkeep the wells.


Overall general and administrative expenses showed no significant change from 1996 to 1997. All related party expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of limited partner capital contributions. Amounts related to both 1997 and 1996 are substantially less than the amounts allocable to the Registrant
under the Partnership Agreement.   PEMC continues to perform these
functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undercounted future net cash flows attributable to the Partnership properties. The partnership was not required to revise the properties basis in either 1996 or first quarter
1997.   The Partnership did expend additional funds on additional
capitalized costs. The operator will determine if additional equipment, for example lift equipment, will have a favorable benefit on production. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

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







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                             BY: /S/ Charles E. Drimal, Jr.
                                                ---------------------------
                                                     Charles E. Drimal, Jr.
                                                            General Partner





May 14, 1997
(Date)













                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                            March 31,       December 31,
                                              1996              1996
Assets
Current Assets:
  Cash and cash equivalents            $              9 $              34
                                            -----------     -------------
      Total current assets                            9                24

Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,962,393        11,959,534
   less accumulated depreciation,
     depletion and amortization             (11,681,608)      (11,671,934)
                                          -------------     -------------
                                                747,589           754,404
                                            -----------     -------------
       Total assets                    $        747,598 $         754,438
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        351,609 $         373,007
                                            -----------     -------------
        Total current liabilities               351,609           373,007
                                            -----------     -------------

  Partners' Equity
   Limited partners                             683,035           672,221
   General partners                            (287,046)         (290,790)
                                            -----------     -------------
         Total partners' equity                 395,989           381,431
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        747,598 $         754,438
                                            ===========     =============


See accompanying note to the financial statements.


                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1997

                                     Limited     General
                                    Partners     Partners       Total
Revenue:
Operating revenue                $      81,014 $   15,259  $     96,273
                                      --------   --------       -------
  Total Revenue                         81,014     15,259        96,273
                                      --------   --------       -------

Costs and Expenses:
Production expense                      40,771      7,679        48,450
General and administrative
 to a related party                     15,778      2,972        18,750
General and administrative               4,074        767         4,841
Depreciation, depletion
 and amortization                        9,577         97         9,674
                                      --------   --------       -------
  Total Costs and Expenses              70,200     11,515        81,715
                                      --------   --------       -------
  Net Income                     $      10,814      3,744  $     14,558
                                      ========   ========       =======
Net Income per equity unit       $        0.75
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



                     STERLING  GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)




                                 Limited      General
                                 Partners     Partners        Total

Balance at December 31, 1995  $    656,941  $   (300,837)  $   356,104
  Net Income                        15,280        10,047        25,327
                                  --------       --------     --------
Balance at December 31, 1996  $    672,221  $   (290,790)  $   381,431
  Net Income                        10,814         3,744        14,558
                                  --------       --------     --------
Balance at March 31, 1997     $    683,035  $   (287,046)  $   395,989
                                  ========       ========     ========





See accompanying note to the financial statements.



                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Three months      Three months
                                            ended March       ended March
                                              31,1997           31,1996

Net cash provided by/(used in)
operating activities                    $            2,834 $              5
                                                ----------       ----------
                                                     2,834                5
Net cash provided by/(used in)
investing activities
  Equipment purchases                               (2,859)                0
                                                ----------       ----------
Cash Flow (used in) investing
activities                                          (2,859)                0



Net increase(decrease) in cash and
  cash equivalents                                     (25)               5
Cash and cash equivalents at
  beginning of period                                   34               24
                                                ----------       ----------
Cash and cash equivalents at end of
period                                  $                9 $             29
                                                ==========       ==========








See accompanying note to the financial statements.



                      STERLING GAS DRILLING FUND 1982
                     (a New York limited partnership)

                       Note to Financial Statements

                              March 31, 1997


1. The accompanying statements for the period ending March 31, 1997 are unaudited, but reflect all adjustments necessary to present fairly the results of operations