Form 10-Q
period 1997-06-30
STERLING GAS DRILLING FUND 1982
filed 1997-08-14
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/     Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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

Balance Sheets - June 30, 1997 and December 31, 1996.

Statements of Operations for the Six and the Three Months Ended June 30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Six and the Three Months Ended June 30, 1997 and 1996.

Statements of Cash Flows for the Six Months Ended June 30, 1997 and
1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1997, the General partners have distributed to the Limited partners $1,402,512 or 9.76% of the total Limited Partner capital contributions to the Limited partners.

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

3.   Results of Operations -

Total overall operating revenues increased from $130,953 in 1996 to $183,708 in 1997. The Partnership as a whole does not receive much of its operating revenue from oil production. The oil production sold combined, with the current average oil price per barrel did impact the Partnership's revenues favorably. The overall gas revenue was positively impacted by both increased average gas prices and increased production. The average price per MCF in 1996 and 1997 was $2.45 and $3.07. Also gas production went from 48,837 MCF's in 1996 to 50,149 MCF's in 1997.

  Production expenses increased from $54,974 in 1996 to $90,778 in 1997. Occasionally the Partnership may expend fund to purchase additional equipment or to complete light repairs which , based upon the operator's evaluation, is designed to increase production or to halt any further significant declines. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. These costs are capitalized if they meet the appropriate criteria. Also, variable costs associated with production increased, for example the related well taxes which are based upon production data. The current year production expenses increased as a result of a combination of volume changes, repairs and labor costs associated with the wells and well sites. The prior year production expenses were of a normal and recurring nature to upkeep the wells.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undercounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in either 1996 or first half 1997. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

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







                                         STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                            BY: /S/ Charles E. Drimal Jr.
                                               -----------------------
                                               Charles E. Drimal, Jr.
                                               General Partner





August 14, 1997
(Date)











                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                            June 30,        December 31,
                                              1997              1996
                                            (unaudited)         (audited)
Assets
Current Assets:
  Cash and cash equivalents            $             21 $              34
                                            -----------     -------------
      Total current assets                           21                34

Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,965,181        11,959,534
   less accumulated depreciation,
     depletion and amortization             (11,691,353)      (11,671,934)
                                            -----------     -------------
                                                273,828           334,284
                                            -----------     -------------
       Total assets                    $        740,653 $         754,438
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        336,439 $         373,007
                                            -----------     -------------
        Total current liabilities               336,439           373,007
                                            -----------     -------------

  Partners' Equity
   Limited partners                             688,509           672,221
   General partners                            (284,295)         (290,790)
                                            -----------     -------------
         Total partners' equity                 404,214           381,431
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        740,653 $         754,438
                                            ===========     =============




See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1997

                                    Limited      General
                                   Partners      Partners       Total
Revenue:
Operating revenue              $      154,590      29,118   $   183,708
                                     --------    --------       -------
  Total Revenue                       154,590      29,118       183,708
                                     --------    --------       -------

Costs and Expenses:
Production expense                     76,390      14,388        90,778
General and administrative
 to a related party                    31,556       5,944        37,500
General and administrative             11,131       2,097        13,228
Depreciation, depletion
 and amortization                      19,225         194        19,419
                                     --------    --------       -------
  Total Costs and Expenses            138,302      22,623       160,925
                                     --------    --------       -------
  Net Income                   $       16,288       6,495   $    22,783
                                     ========    ========       =======

Net Income per equity unit     $         1.13
                                       ======


See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1996

                                    Limited      General
                                   Partners      Partners       Total
Revenue:
Operating revenue              $      110,197      20,756   $   130,953
                                     --------    --------       -------
  Total Revenue                       110,197      20,756       130,953
                                     --------    --------       -------

Costs and Expenses:
Production expense                     46,261       8,713        54,974
General and administrative
 to a related party                    31,556       5,944        37,500
General and administrative             10,106       1,903        12,009
Depreciation, depletion
 and amortization                      20,194         204        20,398
                                     --------    --------       -------
  Total Costs and Expenses            108,117      16,764       124,881
                                     --------    --------       -------
  Net Income                   $        2,080       3,992   $     6,072
                                     ========    ========       =======

Net Income per equity unit     $          .14
                                       ======

See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1997

                                  Limited       General
                                  Partners      Partners      Total
Revenue:
Operating revenue              $      73,576       13,859   $    87,435
                                    --------     --------     ---------
  Total Revenue                       73,576       13,859        87,435
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    35,619        6,709        42,328
General and administrative
 to a related party                   15,778        2,972        18,750
General and administrative             7,057        1,330         8,387
Depreciation, depletion
 and amortization                      9,648           97         9,745
                                    --------     --------     ---------
  Total Costs and Expenses            68,102       11,108        79,210
                                    --------     --------     ---------
  Net Income                   $       5,474        2,751   $     8,225
                                    ========     ========     =========

Net Income per equity unit     $         .38
                                    ========


See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1996

                                  Limited       General
                                  Partners      Partners     Total
Revenue:
Operating revenue              $      57,862       10,898  $     68,760
                                    --------     --------     ---------
  Total Revenue                       57,862       10,898        68,760
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    26,370        4,966        31,336
General and administrative
 to a related party                   15,778        2,972        18,750
General and administrative             6,309        1,188         7,497
Depreciation, depletion
 and amortization                     10,134          102        10,236
                                    --------     --------     ---------
  Total Costs and Expenses            58,591        9,228        67,819
                                    --------     --------     ---------
  Net Income(loss)             $        (729)       1,670  $        941
                                    ========     ========     =========
Net Income(loss)
    per equity unit            $        (.05)
                                    ========

See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1997


                                Limited         General
                                Partners        Partners        Total

Balance at beginning of
period                        $     672,221      (290,790)       381,431
  Net Income(Loss)                   16,288         6,495         22,783
                                   --------       --------      --------
Balance at end of period      $     688,509      (284,295)       404,214
                                   ========       ========      ========


                                    Six Months Ended
                                      June 30, 1996

                                Limited         General
                                Partners        Partners        Total

Balance at beginning of
period                        $     656,941      (300,837)   $   356,104
  Net Income(Loss)                    2,080         3,992          6,072
                                   --------       --------      --------
Balance at end of period      $     659,021      (296,845)  $    362,176
                                   ========       ========      ========

See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1997


                                   Limited         General
                                   Partners        Partners     Total

Balance at beginning of
period                       $        683,035       (287,046)    395,989
  Net Income(Loss)                      5,474           2,751      8,225
                                     --------        --------   --------
Balance at end of period     $        688,509       (284,295)    404,214
                                     ========        ========   ========


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
                                     ========        ========   ========



See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended           ended
                                         June 30,        June 30,
                                           1997            1996

Net cash provided by operating
activities                           $        5,634  $        2,860
                                         ----------      ----------
Cash(used in)investment activities:
  Investment in wells and related
      facilities                             (5,647)         (2,865)
                                         ----------      ----------
 Net Cash used in investment
      activities                             (5,647)         (2,865)

Net increase(decrease) in cash and
   cash equivalents                             (13)             (5)
Cash and cash equivalents at
  beginning of period                            34              24
                                         ----------      ----------
Cash and cash equivalents at end of
period                               $           21  $           19
                                         ==========      ==========








See accompanying footnote to the financial statements

                 STERLING GAS DRILLING FUND 1982
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1997



1. The accompanying statements for the period ending June 30, 1997 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.