Form 10-Q
period 1997-09-30
STERLING GAS DRILLING FUND 1982
filed 1997-11-12
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

Balance Sheets - September 30, 1997 and December 31, 1996.

Statements of Operations for the Nine and the Three Months Ended September 30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Nine and the Three Months Ended September 30, 1997 and September 30, 1996.

Statements of Cash Flows for the Nine Months Ended  September 30, 1997  and
1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1997, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of total limited partner capital contributions to the Limited Partners.


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


3.   Results of Operations -

Operating revenues increased from $201,169 in 1996 to $268,797 in 1997. The Partnership experienced very little change in its overall gas and oil production , from 76,407 MCF and 1,414 BBLS in 1996 to 76,311 MCF and 1,601 BBLS in 1997. The consistent production combined with the increased average price per MCF and barrel directly impacted operating revenue. The average prices increased were from $2.43 per MCF and $17.36 per barrel in 1996 to $3.06 per MCF and $18.33 per barrel in 1997. Production expenses increased from $91,633 in 1996 to $145,804 in 1997. The increase in these expenses can be partially attributed to weather conditions which may necessitate additional maintenance, location, access road work and other repairs. Also other periodic upkeep expenses may increase in order for the production levels to be maintained.

General and administrative expenses are segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation
(PEMC), a General Partner. The expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of limited partner capital contributions. Amounts related to both 1997 and 1996 are substantially less than the amounts allocable to the Registrant
under the Partnership Agreement.   PEMC continues to perform these
functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable. There was very little change in overall general and administrative costs from 1996 to 1997.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flow attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1996 or in the three quarters of 1997. Although the 1997 expense is slightly lower than 1996, the expense recorded is consistent with the current basis of the Partnership's properties.

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







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                           BY: /S/ Charles E. Drimal Jr.
                                               -------------------------

                                                     Charles E. Drimal, Jr.
                                                            General Partner





November 12, 1997
(Date)

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                          September 30,     December 31,
                                              1997              1996
Assets
Current Assets:
  Cash and cash equivalents            $             11 $              34
                                            -----------     -------------
      Total current assets                           11                34

Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,970,090        11,959,534
   less accumulated depreciation,
    depletion and amortization              (11,701,148)      (11,671,934)
                                            -----------     -------------
                                                735,746           754,404
                                            -----------     -------------
       Total assets                    $        735,757 $         754,438
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        332,445 $         373,007
                                           ------------     -------------
        Total current liabilities               332,445           373,007
                                            -----------     -------------

  Partners' Equity
   Limited partners                             686,489           672,221
   General partners                            (283,177)         (290,790)
                                            -----------     -------------
         Total partners' equity                 403,312           381,431
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        735,757 $         754,438
                                            ===========     =============


See accompanying note to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1997

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      226,193 $    42,604  $    268,797
Gain on sale of equipment               1,287          13         1,300
                                     --------    --------      --------
  Total Revenue                       227,480      42,617       270,097
                                     --------    --------      --------

Costs and Expenses:
Production expense                    122,694      23,110       145,804
General and administrative
 to a related party                    47,334       8,916        56,250
General and administrative             14,262       2,686        16,948
Depreciation, depletion
 and amortization                      28,922         292        29,214
                                     --------    --------      --------
  Total Costs and Expenses            213,212      35,004       248,216
                                     --------    --------      --------
  Net Income                   $       14,268       7,613  $     21,881
                                     ========    ========      ========
Net Income per equity unit     $         0.99
                                       ======

See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      169,284 $    31,885  $    201,169
                                     --------    --------      --------
  Total Revenue                       169,284      31,885       201,169
                                     --------    --------      --------

Costs and Expenses:
Production expense                     77,109      14,524        91,633
General and administrative
 to a related party                    47,334       8,916        56,250
General and administrative             14,064       2,649        16,713
Depreciation, depletion
 and amortization                      30,617         309        30,926
                                     --------    --------      --------
  Total Costs and Expenses            169,124      26,398       195,522
                                     --------    --------      --------
  Net Income                   $          160       5,487  $      5,647
                                     ========    ========      ========
Net Income per equity unit     $          .01
                                       ======

See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1997

                                  Limited      General
                                  Partners     Partners       Total
Revenue:
Operating revenue              $      71,603       13,486   $    85,089
Gain on sale of equipment               1,287          13         1,300
                                    --------     --------     ---------
  Total Revenue                       72,890       13,499        86,389
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    46,304        8,722        55,026
General and administrative
 to a related party                   15,778        2,972        18,750
General and administrative             3,131          589         3,720
Depreciation, depletion
 and amortization                      9,697           98         9,795
                                    --------     --------     ---------
  Total Costs and Expenses            74,910       12,381        87,291
                                    --------     --------     ---------
  Net Income(loss)              $     (2,020)       1,118  $       (902)
                                    ========     ========     =========
Net Income(loss)
    per equity unit            $       (0.14)
                                    ========


See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1996

                                  Limited      General
                                  Partners     Partners       Total
Revenue:
Operating revenue              $      59,087       11,129   $    70,216
                                    --------     --------     ---------
  Total Revenue                       59,087       11,129        70,216
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    30,848        5,811        36,659
General and administrative
 to a related party                   15,778        2,972        18,750
General and administrative             3,958          746         4,704
Depreciation, depletion
 and amortization                     10,423          105        10,528
                                    --------     --------     ---------
  Total Costs and Expenses            61,007        9,634        70,641
                                    --------     --------     ---------
  Net Income(loss)             $      (1,920)       1,495   $      (425)
                                    ========     ========     =========
Net Income(loss)
    per equity unit            $        (.13)
                                    ========


See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1997


                                  Limited       General
                                  Partners      Partners        Total

Balance at beginning of
period                         $      672,221      (290,790) $       381,431
  Net Income                           14,268         7,613           21,881
                                     --------     ---------        ---------
Balance at end of period       $      686,489      (283,177) $       403,312
                                     ========     =========        =========


                                     Nine Months Ended
                                    September 30, 1996

                                  Limited       General
                                  Partners      Partners         Total

Balance at beginning of
period                         $      656,941    (300,837)    $      356,104
  Net Income                              160       5,487              5,647
                                     --------     --------        ----------
Balance at end of period       $      657,101    (295,350)    $      361,751
                                     ========     ========        ==========



See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1997


                                  Limited       General
                                  Partners      Partners       Total

Balance at beginning of
period                         $      688,509     (284,295)   $   404,214
  Net Income(Loss)                     (2,020)       1,118           (902)
                                     --------    ---------      ----------
Balance at end of period       $      686,489     (283,177)   $   403,312
                                     ========    =========      ==========


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

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                          Nine           Nine
                                         months         months
                                         ended          ended
                                       September      September
                                        30, 1997       30, 1996

Net cash provided by operating
activities                           $      9,233  $       9,133
                                       ----------     ----------

Cash flows from investing
activities:
   Proceeds from sale of equipment          1,300              0
  Investment in well and related
  facilities                              (10,556)        (9,143)
                                        ---------      ---------
Net Cash used in investing
activities                                 (9,256)        (9,143)
                                        ---------      ---------

Net increase(decrease) in cash and
  cash equivalents                            (23)           (10)
Cash and cash equivalents at
  beginning of period                          34             24
                                       ----------     ----------
Cash and cash equivalents at end of
period                               $         11  $          14
                                       ==========     ==========








See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York limited partnership)

                       Note to Financial Statements

                            September 30, 1997



1. The accompanying statements for the period ending September 30, 1997 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.