Form 10-K
period 1997-12-31
STERLING GAS DRILLING FUND 1982
filed 1998-03-25
CIK 704202

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO
                          COMMISSION FILE NO. 2-78441

                        STERLING GAS DRILLING FUND 1982
             (Exact name of registrant as specified in its charter)

                 NEW YORK                                        13-3147901
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                        Identification No.)
           ONE LANDMARK SQUARE
          STAMFORD, CONNECTICUT
 (Address of principal executive offices)                           06901
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

         The number of Units of the Registrant outstanding as of March 16, 1998, was: 14,370.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                     NONE

================================================================================

                        STERLING GAS DRILLING FUND 1982

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997

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

         During 1997, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1998, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 1997, approximately $264,700, or 85.99%, of the Partnership's gas production was purchased by Phoenix Diversified, and about $38,700, or 100%, of the Partnership's oil production was purchased by American River Terminals. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers. Beginning in January, 1998, American Rivers Terminal sold its business to Ohio River Gathering. Ohio River Gathering has assured the operating company that it will continue to purchase the Partnership's oil production.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1997 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1997, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

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

--------------

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                      1997           1996      1995       1994        1993
                                                      ----           ----      ----       ----        ----
Production:
   Oil and Condensate (bbl) . . . . . . . . .           2,089        1,783      1,723        2,186      1,817
   Gas (Mcf)  . . . . . . . . . . . . . . . .         100,271      100,564    104,553       96,605    118,334
Average Price of Sales:
   Oil and Condensate ($ per bbl) . . . . . .     $     18.73        19.52      16.28        12.61      17.44
   Gas ($ per Mcf)  . . . . . . . . . . . . .     $      3.17         2.47       2.21         2.89       2.67
Production Expense per Dollar
   of Operating Revenue . . . . . . . . . . .     $      0.54         0.43       0.45         0.60       0.46

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below.
All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                            Proved Developed
                  As of                                     ----------------
                  12-31                         Oil (bbls)                    Gas (Mcf)
                  -----                         ----------                    ---------
                   1993                           27,000                         2,181,000
                   1994                           12,000                         1,150,000
                   1995                           19,000                         1,909,000
                   1996                           15,700                         1,868,000
                   1997                           17,600                         1,869,700

         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                            Proved Developed
                                                            ----------------
                  As of                         Future Net                Present Value of
                  12-31                           Revenue                Future Net Revenue
                  -----                           -------                ------------------
                 1993                            $3,439,000                     $1,532,000
                 1994                               834,000                        415,000
                 1995                             1,727,000                        664,000
                 1996                             2,438,900                        928,400
                 1997                             2,447,600                        904,800

         Since January 1, 1997, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1997 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 16, 1998, there were 1,076 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 1997 or 1996. Aggregate cash distributions to the holders of the Units as of December 31, 1997, was $1,402,512.

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

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1998, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy,

Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 164 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 49, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 44, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Bennie H. Wallace, Jr., age 45, is a Director and Vice President of Management and has held such positions since May, 1989. He is Acquisitions Manager for Management, a Vice President of PrimeEnergy since March, 1989, as a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

         Lynne G. Pizor, age 38, has been Controller of Prime Operating Company since January, 1992, and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January, 1986, through August, 1994, and Prime Energy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 65, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11.         EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1997 and 1996, the allocation of general and administrative expenses to the Partnership was $85,000 and $75,000, respectively.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The Partnership does not know of any person, entity or group, other than the Managing General Partner and the General Partners as a group (including affiliates) that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 16, 1998, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                                      Number
         Name and Address of Beneficial Owner                        Of Units            Percent
         ------------------------------------                        --------            -------
         PrimeEnergy Management Corporation
           One Landmark Square
           Stamford, CT 06901   . . . . . . . . . . . . . . . . . .    1,249              8.69

         General Partners as a Group
           One Landmark Square
           Stamford, CT 06901   . . . . . . . . . . . . . . . . . .    1,871             13.02


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1997 was paid well operating fees ranging from about $425 to $767 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1997 and 1996, the Partnership paid an aggregate of $128,342 and $81,117, respectively, in such fees and expenses.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.


                             Sterling Gas Drilling Fund 1982
                             By:      PrimeEnergy Management Corporation
                                      Managing General Partner



                             By:      /s/ CHARLES E. DRIMAL, JR.
                                      ------------------------------------------
                                      Charles E. Drimal, Jr.
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 23rd day of March, 1998.



/s/ CHARLES E. DRIMAL, JR.                    Director and President,
-----------------------------------------
Charles E. Drimal, Jr.                        PrimeEnergy Management Corporation;
                                              The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS                       Director and Vice President and Treasurer,
-----------------------------------------
Beverly A. Cummings                           PrimeEnergy Management Corporation;
                                              The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.                    Director, PrimeEnergy Management
-----------------------------------------
Bennie H. Wallace, Jr.                        Corporation

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

                  Index to Financial Statements and Schedules


                                                                                                    Page No.
                                                                                                    --------
Selected Financial Data                                                                             F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                           F-2


Report of Independent Public Accountants                                                            F-5

Financial Statements:

      Balance Sheets, December 31, 1997 and 1996                                                    F-6

      Statements of Operations for the Years Ended December 31,
      1997, 1996 and 1995                                                                           F-7

      Statements of Changes in Partners' Equity for the Years
      Ended December 31, 1997, 1996 and 1995                                                        F-8

      Statements of Cash Flows for the Years Ended December 31,
      1997, 1996 and 1995                                                                           F-9

      Notes to Financial Statements                                                                 F-10


Schedules:

     V     -  Property and Equipment - Oil and Gas Properties for
              the Years Ended December 31, 1997, 1996 and 1995                                      F-18

     VI    -  Accumulated Depreciation, Depletion, and Amortization -
              Oil and Gas Properties for the Years Ended December 31,
              1997, 1996 and 1995                                                                   F-19


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


                                                          YEAR ENDED DECEMBER 31, (000's omitted)
                                                     --------------------------------------------------
                                                     1997       1996       1995       1994         1993
                                                     ----       ----       ----       ----         ----
                  Revenues  . . . . . . . . . . .    $359      $ 283      $ 367      $ 302       $ 356
                  Net income (loss):
                     Limited Partners . . . . . .      13         15         77       (89)          10
                     General Partners . . . . . .       9         10         22        (2)          10
                     Per equity unit  . . . . . .    0.91       1.06       5.32     (6.18)        0.68
                  Total assets  . . . . . . . . .     726        754        783        826         906
                  Cash distributions:
                     Limited Partners . . . . . .      --         --         --         --          --
                     General Partners . . . . . .      --         --         --         --          --
                     Limited partners as
                     a % of original
                     contribution . . . . . . . .      --         --         --        --           --

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1997, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

         All aspects of the Partnership's operations and administration are handled through the use of the operating and Managing General Partner's computer systems. Both, the operations company and the Managing General Partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete systems upgrade, which includes but is not limited to, the year 2000 issue will be implemented within the next year by both the operating company and the Managing General Partner. Both companies' upgrades and year 2000 changes are part of their normal course of business and no material costs should be allocated to the Partnership for the implementation necessary by either company.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $904,800, as compared to December 31, 1996, of about $928,400.

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

         3.  Results of operations:

         1997 compared to 1996

         Operating revenue increased from $283,908 in 1996 to $359,296 in 1997. The partnerships gas production showed very little change from 1996 to 1997, 100,564 mcf to 100,271 mcf's, respectively. The Partnership does not receive the bulk of its revenue from oil production but the oil produced in 1997, 2,089 barrels, was higher than oil produced in 1996, 1,783 barrels. The Partnership generally renews its gas contracts as they come due for twelve month periods. The Partnership was in a locked fixed price contract for all of 1997 and has renewed its fixed price contract through November 30, 1998. The overall average price per mcf was very favorable to the Partnership, $3.17 for 1997 as compared to $2.47 in 1996. Overall oil and gas revenue was up significantly due to the price increases and the very stable production.

         Production expenses showed an increase from $122,477 in 1996 to $192,073 in 1997. The Partnership may expend funds on additional equipment, for example lift equipment, or repairs if the operator has determined that the equipment and related repairs expenses will have a beneficial effect on production. The effect looked for by the operator is to increase production, halt any further significant declines or to maintain overall production on a particular well. These additional costs may include, but are not limited to, additional maintenance, labor, location, access road work and other repairs to the individual wells or the well sites. The Partnership also expended funds, in both years, for general upkeep and maintenance at all the partnership's well and well sites. General and administrative costs experienced a moderate increase from $95,478 in 1996 to $105,832 in 1997. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership. Amounts in both years are substantially less than the $718,500 allocable to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No additional depletion was needed in 1997 or 1996. The overall depreciation, depletion and amortization was consistent with the rates used and the existing property basis.

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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Gas Drilling Fund 1982:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 5, 1998

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996






                                                 Assets
                                                                                              1997                   1996
                                                                                          ------------           ------------
Current Assets:
  Cash and cash equivalents (Note 2)                                                      $          7           $         34
                                                                                          ------------           ------------
     Total Current Assets                                                                            7                     34
                                                                                          ------------           ------------

Oil and Gas Properties - successful efforts
 methods (Note 3) - (Schedules V and VI):
  Leasehold costs                                                                              466,804                466,804
  Wells and related facilities                                                              11,970,091             11,959,534
                                                                                          ------------           ------------
      Total                                                                                 12,436,895             12,426,338

  Less - Accumulated depreciation, depletion                                               (11,710,869)           (11,671,934)
          and amortization                                                                ------------           ------------
                                                                                               726,026                754,404
                                                                                          ------------           ------------

     Total Assets                                                                         $    726,033           $    754,438
                                                                                          ============           ============



                                   Liabilities and Partners' Equity

Current Liabilities:
  Due to affiliates (Note 6)                                                              $    322,146           $    373,007
                                                                                          ------------           ------------
     Total Current Liabilities                                                                 322,146                373,007
                                                                                          ------------           ------------

Partners' Equity:
  Limited partners                                                                             685,336                672,221
  General partners                                                                            (281,449)              (290,790)
                                                                                          ------------           ------------
     Total Partners' Equity                                                                    403,887                381,431
                                                                                          ------------           ------------

     Total Liabilities and Partners' Equity                                               $    726,033           $    754,438
                                                                                          ============           ============






  The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                     1997                                           1996
                                   --------------------------------------------          --------------------------
                                   Limited           General                             Limited           General
                                   Partners          Partners           Total            Partners          Partners
                                   --------          --------          --------          --------          --------
Revenues:
  Operating revenues               $302,348          $ 56,948          $359,296          $238,909          $ 44,999
  Other Revenue
   (Note 10)                          --                --                --                --                --
                                   --------          --------          --------          --------          --------
     Total Revenues                 302,348            56,948           359,296           238,909            44,999
                                   --------          --------          --------          --------          --------

Costs and Expenses:
  Production expenses               161,629            30,444           192,073           103,064            19,413
  Depreciation,
   depletion and
   amortization                      38,546               389            38,935            40,220               406
  General and
   Administrative
   expenses (Note 7)                 89,058            16,774           105,832            80,345            15,133
                                   --------          --------          --------          --------          --------
    Total Expenses                  289,233            47,607           336,840           223,629            34,952
                                   --------          --------          --------          --------          --------

     Net Income (Loss)             $ 13,115          $  9,341          $ 22,456          $ 15,280          $ 10,047
                                   ========          ========          ========          ========          ========

  Net Income (Loss) Per
   Equity Unit (Note 2)            $    .91                                              $   1.06
                                   ========                                              ========

                                     1996                                1995
                                   --------          --------------------------------------------
                                                     Limited           General
                                    Total            Partners          Partners            Total
                                   --------          --------          --------          --------
Revenues:
  Operating revenues               $283,908          $218,039          $ 41,068          $259,107
  Other Revenue
   (Note 10)                           --              91,296            17,196           108,492
                                   --------          --------          --------          --------
     Total Revenues                 283,908           309,335            58,264           367,599
                                   --------          --------          --------          --------

Costs and Expenses:
  Production expenses               122,477            97,012            18,273           115,285
  Depreciation,
   depletion and
   amortization                      40,626            42,443               429            42,872
  General and
   Administrative
   expenses (Note 7)                 95,478            93,364            17,586           110,950
                                   --------          --------          --------          --------
    Total Expenses                  258,581           232,819            36,288           269,107
                                   --------          --------          --------          --------

     Net Income (Loss)             $ 25,327          $ 76,516          $ 21,976          $ 98,492
                                   ========          ========          ========          ========

  Net Income (Loss) Per

   Equity Unit (Note 2)                              $   5.32
                                                     ========


  The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                           Limited             General
                                           Partners            Partners             Total
                                           ---------          ---------           ---------
Balance at December 31, 1994               $ 580,425          $(322,813)          $ 257,612

Net Income                                    76,516             21,976              98,492
                                           ---------          ---------           ---------

Balance at December 31, 1995                 656,941           (300,837)            356,104

Net Income                                    15,280             10,047              25,327
                                           ---------          ---------           ---------

Balance at December 31, 1996                 672,221           (290,790)            381,431

Net Income                                    13,115              9,341              22,456
                                           ---------          ---------           ---------

Balance at December 31, 1997               $ 685,336          $(281,449)          $ 403,887
                                           =========          =========           =========










  The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995








                                                           1997                1996                 1995
                                                         ---------           ---------           ---------
Cash Flows From Operating Activities:
 Net income (loss)                                       $  22,456           $  25,327           $  98,492
                                                         ---------           ---------           ---------
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization                 38,935              40,626              42,872

   Changes in Assets and Liabilities:
    Due to affiliates                                      (50,862)            (54,100)           (141,383)
                                                         ---------           ---------           ---------


        Total Adjustments                                  (11,927)            (13,474)            (98,511)
                                                         ---------           ---------           ---------

      Net Cash Provided (Used) by
       Operating Activities                                 10,529              11,853                 (19)

Cash Flows from Investing Activities:
 Equipment purchases                                       (10,556)            (11,843)               --
                                                         ---------           ---------           ---------

      Net Cash Provided by Investing Activities            (10,556)            (11,843)               --
                                                         ---------           ---------           ---------

Net increase (decrease) in cash and cash
 equivalents                                                   (27)                 10                 (19)

Cash and cash equivalents, beginning of year                    34                  24                  43
                                                         ---------           ---------           ---------

Cash and cash equivalents, end of year                   $       7           $      34           $      24
                                                         =========           =========           =========











   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


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

                        DECEMBER 31, 1997, 1996 AND 1995



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

                        DECEMBER 31, 1997, 1996 AND 1995


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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1997, 1996 and 1995:

                                                      1997           1996              1995
                                                     ------         ------             -----
Average sales price per MCF of gas                $    3.17       $    2.47       $    2.21
Average sales price per BBL of                        18.73           19.52           16.28
 oil and other liquids
Production expense per dollar of                        .54             .43            0.45
 operating revenue


(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1997, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                                                    (Unaudited)
                                          -------------------------------
                                           GAS (MCF)            OIL (BBL)
                                          ----------           ----------
Reserves as of December 31, 1994           1,149,987               12,073
Revisions of previous estimates              863,677                8,919
Production                                  (104,553)              (1,723)
                                          ----------           ----------

Reserves as of December 31, 1995           1,909,111               19,269
Revisions of previous estimates               59,665               (1,815)
Production                                  (100,564)              (1,783)
                                          ----------           ----------

Reserves as of December 31, 1996           1,868,212               15,671
Revisions of previous estimates              101,804                4,018
Production                                  (100,271)              (2,089)
                                          ----------           ----------

Reserves as of December 31, 1997           1,869,745               17,600
                                          ==========           ==========

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995







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

         As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 1997, 1996 and 1995. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced in 1997, 1996 and 1995.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995





(5)      Allocation of Partnership Revenues, Income, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership income and expenditures, including deductions attributable thereto, are to be allocated as follows:

         Drilling and completion costs (paid out of initial capital contributions):

Limited partners                                      99.00%
General partners                                       1.00%
                                                    -------
                                                     100.00%
                                                    =======

         Syndication costs sales commission and cost acquiring leases:

Limited partners                                         --%
General partners                                     100.00%
                                                    -------
                                                     100.00%
                                                    =======

         Offering costs up to $50,000 incurred by Dealer-Manager:

Limited partners                                         --%
General partners                                     100.00%
                                                    -------
                                                     100.00%
                                                    =======

         Offering costs other than $50,000 paid by the general partners (up to a maximum of $50,000):

Limited partners                                      99.00%
General partners                                       1.00%
                                                    -------
                                                     100.00%
                                                    =======

         Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:

Limited partners                                      84.15%
General partners                                      15.85%
                                                    -------
                                                     100.00%
                                                    =======

         All other income, gains, losses, costs, expenses, deductions and credits:

Limited partners                                      99.00%
General partners                                       1.00%
                                                    -------
                                                     100.00%
                                                    =======

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995




(6)      Transactions With Affiliates:

         (a) The payable to affiliates at December 31, 1997 and 1996 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator's fees (Note 6(b)), and advances to finance the Partnerships' loan payments net of revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $425 for each producing gas well and $767 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1997, 1996 and 1995, $120,616, $68,193 and $64,145 of production operator's fees were incurred, respectively.

         (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1997 for which it was billed $7,726.


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

         During 1997, 1996 and 1995, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $85,000, $75,000, $90,000, respectively.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995






(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                                Year Ended December 31,
                                                  -------------------------------------------------
                                                     1997                 1996               1995
                                                  -------------------------------------------------
 Net income (loss) as
 reported on the
 Partnership's federal
 income tax return                                $  55,489           $  63,584           $ 141,364

Depreciation, depletion and
 amortization for financial
 reporting purposes
 greater than income
 tax amount                                         (33,033)            (38,257)            (42,872)
                                                  ---------           ---------           ---------
Net income (loss) per
 accompanying financial
 statements                                       $  22,456           $  25,327           $  98,492
                                                  =========           =========           =========

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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995






 (9)     Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

             Purchaser                                 1997               1996                1995
             ---------                                --------           --------            ------
             CNG                                      $    -              $   -             $ 24,993
             American River Terminals                 $  38,702           $ 33,083          $ 25,862
             Phoenix Diversified                      $ 264,743           $200,452          $161,522

         The Partnership renewed its gas purchase contract with Phoenix Diversified in December, 1997 resulting in a fixed price for one year.


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

                                   SCHEDULE V


                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                      Balance at                                                                           Balance
                                      Beginning            Additions                                   Other               at End
                                       of Year              at Cost            Retirements            Changes              of Year
                                     -----------          -----------          -----------          -----------          -----------

Year Ended December 31, 1997:
  Leasehold costs                    $   466,804          $      --            $      --            $      --            $   466,804
  Wells and related equipment        $11,959,534               10,556                 --                   --             11,970,091
                                     -----------          -----------          -----------          -----------          -----------
                                     $12,426,338          $    10,556          $      --            $                    $12,436,895
                                     ===========          ===========          ===========          ===========          ===========


Year ended December 31, 1996:
  Leasehold costs                    $   466,804          $      --            $      --            $      --            $   466,804
  Wells and related equipment         11,947,691               11,843                 --                   --             11,959,534
                                     -----------          -----------          -----------          -----------          -----------
                                     $12,414,495          $    11,843          $      --            $      --            $12,426,338
                                     ===========          ===========          ===========          ===========          ===========



Year Ended December 31, 1995:
  Leasehold costs                    $   466,804          $      --            $      --            $      --            $   466,804
  Wells and related equipment         11,947,691                 --                   --                   --             11,947,691
                                     -----------          -----------          -----------          -----------          -----------
                                     $12,414,495          $      --            $      --            $      --            $12,414,495
                                     ===========          ===========          ===========          ===========          ===========

                                   SCHEDULE VI


                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                      Balance at           Charges to                                                     Balance
                                      Beginning            Costs and                                   Other              at End
                                       of Year              Expenses           Retirements            Changes             of Year
                                     -----------          -----------          -----------          -----------          -----------

Year Ended December 31, 1997:
  Wells and related facilities       $11,224,117          $    37,969          $      --            $      --            $11,262,086
  Leasehold costs                        447,817                  966                 --                   --                448,783
                                     -----------          -----------          -----------          -----------          -----------
                                     $11,671,934          $    38,935          $      --            $      --            $11,710,869
                                     ===========          ===========          ===========          ===========          ===========


Year ended December 31, 1996:
  Wells and related facilities       $11,184,513          $    39,604          $      --            $      --            $11,224,117
  Leasehold costs                        446,795                1,022                 --                   --                447,817
                                     -----------          -----------          -----------          -----------          -----------
                                     $11,631,308          $    40,626          $      --            $      --            $11,671,934
                                     ===========          ===========          ===========          ===========          ===========



Year Ended December 31, 1995:
  Wells and related facilities       $11,142,736          $    41,777          $      --            $      --            $11,184,513
  Leasehold costs                        445,700                1,095                 --                   --                446,795
                                     -----------          -----------          -----------          -----------          -----------
                                     $11,588,436          $    42,872          $      --            $      --            $11,631,308
                                     ===========          ===========          ===========          ===========          ===========


Exhibit
Number                        Exhibit
-------                       -------


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
