Form 10-Q
period 1998-03-31
STERLING GAS DRILLING FUND 1982
filed 1998-05-13
CIK 704202

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

Balance Sheets - March 31, 1998 and December 31, 1997.

Statements of Operations for the Three Months Ended March 31, 1998 and 1997.

Statements of Changes in Partners' Equity for the Year Ended
December 31,1997 and for the Three Months Ended March 31, 1998.

Statements of Cash Flows for the Three Months Ended March 31,1998 and 1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 1998, the General partners have distributed to the Limited partners $1,402,512 or 9.76% of the total Limited partner capital contributions to the Limited partners.

     All aspects of the Partnership's operations and administration are handled through the use of the operating and managing general partner's computer systems. Both , the operations company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to , the year 2000 issue will be implemented with in the next nine months by both the operating company and
the managing general partner.   Both companies'  upgrades and year 2000
changes are part of their normal course of business and no material costs should be allocated to the partnership for the implementation necessary by either company.

     The net proved oil and gas reserves of the Partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $904,800 as compared to the December 31, 1996 value of approximately $928,400. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity.


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


3.   Results of Operations -

      Overall operating revenues decreased from $96,273 in 1997 to $73,678 in 1998. The partnership receives most of its income from gas producing
wells.   The gas production remained stable, from 24,877 MCF in 1997 to
24,043 MCF in 1998. The stability of the production was offset by a lower average price per mcf from $3.39 in 1997 to $2.96 in 1998. The Partnership also experienced a decline in oil revenue due to an decreases in both oil production and average price per barrel. Production expenses
decreased from $48,450 in 1997 to $28,900 in 1998.   The partnership will
perform additional repairs to the wells and wells site as needed. Some of these types of repairs were worked on during the first quarter of 1997. These costs include those associated with repairs needed for access to the wells and well sites and the related labor costs. Also, variable costs associated with production were higher in 1997 then 1998. An example of variable costs would be the related well taxes which are based upon production data. The production expenses incurred in 1998 were of a normal and recurring nature to upkeep the wells.

Overall general and administrative expenses showed a minor increase from 1997 to 1998. All related party expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of limited partner capital contributions. Amounts related to both 1997 and 1998 are substantially less than the amounts allocable to the Registrant
under the Partnership Agreement.   PEMC continues to perform these
functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.

     The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undercounted future net cash flows attributable to the Partnership properties. The partnership was not required to reduce the properties basis in either 1997 or first quarter 1998. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

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







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                             BY: /S/ Charles E. Drimal, Jr.
                                                ---------------------------
                                                     Charles E. Drimal, Jr.
                                                            General Partner





May 12, 1998
(Date)

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                            March 31,       December 31,
                                              1998              1997
Assets
Current Assets:
  Cash and cash equivalents            $              4 $               7
  Due from others                                 2,607                 0
                                            -----------     -------------
      Total current assets                        2,611                 7
                                            -----------       -----------
Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,970,091        11,970,091
   less accumulated depreciation,
     depletion and amortization             (11,720,107)      (11,710,869)
                                          -------------     -------------
                                                716,788           726,026
                                            -----------     -------------
       Total assets                    $        719,399 $         726,033
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        305,977 $         322,146
                                            -----------     -------------
        Total current liabilities               305,977           322,146
                                            -----------     -------------

  Partners' Equity
   Limited partners                             691,988           685,336
   General partners                            (278,566)         (281,449)
                                            -----------     -------------
         Total partners' equity                 413,422           403,887
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        719,399 $         726,033
                                            ===========     =============


See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1998

                                     Limited     General
                                    Partners     Partners       Total
Revenue:
Operating revenue                $      62,000     11,678  $     73,678
                                      --------   --------       -------
  Total Revenue                         62,000     11,678        73,678
                                      --------   --------       -------

Costs and Expenses:
Production expense                      24,319      4,581        28,900
General and administrative
 to a related party                     17,884      3,369        21,253
General and administrative               3,999        753         4,752
Depreciation, depletion
 and amortization                        9,146         92         9,238
                                      --------   --------       -------
  Total Costs and Expenses              55,348      8,795        64,143
                                      --------   --------       -------
  Net Income                     $       6,652      2,883  $      9,535
                                      ========   ========       =======
Net Income per equity unit       $        0.46
                                        ======

See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1997

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $       81,014      15,259  $     96,273
                                     --------    --------       -------
  Total Revenue                        81,014      15,259        96,273
                                     --------    --------       -------

Costs and Expenses:
Production expense                     40,771       7,679        48,450
General and administrative
 to a related party                    15,778       2,972        18,750
General and administrative              4,074         767         4,841
Depreciation, depletion
 and amortization                       9,577          97         9,674
                                     --------    --------       -------
  Total Costs and Expenses             70,200      11,515        81,715
                                     --------    --------       -------
  Net Income                   $       10,814       3,744  $     14,558
                                     ========    ========       =======
Net Income per equity unit     $         0.75
                                       ======

See accompanying note to the financial statements.

<page 9>
                     STERLING  GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)




                                 Limited      General
                                 Partners     Partners        Total

Balance at December 31, 1996  $    672,221  $    (290,790)  $  381,431
  Net Income                        13,115          9,341       22,456
                                  --------       --------     --------
Balance at December 31, 1997  $    685,336  $    (281,449)  $  403,887
  Net Income                         6,652          2,883        9,535
                                  --------       --------     --------
Balance at March 31, 1998     $    691,988  $    (278,566)  $  413,422
                                  ========       ========     ========





See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Three months      Three months
                                            ended March       ended March
                                              31,1998           31,1997

Net cash provided by/(used in)
operating activities                    $              (3) $          2,834
                                                ----------       ----------

Net cash provided by/(used in)
investing activities
  Equipment purchases                                    0          (2,859)
                                                ----------       ----------
Cash Flow (used in) investing
activities                                               0           (2,859)



Net increase(decrease) in cash and
  cash equivalents                                      (3)             (25)
Cash and cash equivalents at
  beginning of period                                    7               34
                                                ----------       ----------
Cash and cash equivalents at end of
period                                  $                4 $              9
                                                ==========       ==========








See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York limited partnership)

                       Note to Financial Statements

                              March 31, 1998


1. The accompanying statements for the period ending March 31, 1998 are unaudited, but reflect all adjustments necessary to present fairly the results of operations