Form 10-Q
period 1998-06-30
STERLING GAS DRILLING FUND 1982
filed 1998-08-13
CIK 704202

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/     Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

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

Balance Sheets - June 30, 1998 and December 31, 1997.

Statements of Operations for the Six and the Three Months Ended June 30, 1998 and 1997.

Statements of Changes in Partners' Equity for the Six and the Three Months Ended June 30, 1998 and 1997.

Statements of Cash Flows for the Six Months Ended June 30, 1998 and
1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1998, the General partners have distributed to the Limited partners $1,402,512 or 9.76% of the total Limited Partner capital contributions to the Limited partners.


All aspects of the Partnership's operations and administration are handled through the use of the managing general partner's computer systems. Both, the operating company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue has been implemented by both the operating company and the managing general partner. During the remainder of this year both companies will continue to monitor, test and verify data in detail to avoid any potential reporting concerns or delays.

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


2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1982 for $11,400,000. Pursuant to the terms of this contract, fifty-one wells have been drilled resulting in fifty producing wells and one dry hole. The Registrant has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.

3.   Results of Operations -

The Partnership's operating revenues decreased from $183,708 in 1997 to $156,437 in 1998. The majority of the Partnership's revenue is derived from gas production sales. Both increased average gas prices and lower production impacted the gas revenue. The average price per MCF in 1997 and 1998 was $3.07 and $3.11. Also gas production went from 50,149 MCF's in 1997 to 48,305 MCF's in 1998. The net result was lower gas revenue. The Parntership does receive a portion of its revenue from sales related to oil production. During 1997 the partnership sold 1,236 barells at an average price per barrel of $18.36 as compared to 503 barrels and an average price per barrel of $12.31 in 1998. Overall oil revenue was very low in 1998 because of price received and production sold. Production declines can be of a normal nature, a result of minor shut-in's due to repairs or even as a result of variations between the well's gas line and the main transport line. The pressure differnce may hinder or slow down the flow of the partnership's gas to the main transport line.

Production expenses decreased from $90,778 in 1997 to $70,872 in 1998. The 1997 production expenses were higher as a result of a combination of items, including variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Current, 1998 production expenses include the normal maintence and upkeep of the wells and well sites.

Overall general and administrative expenses showed no significant change from 1997 to 1998. All related party expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of Limited Partner capital contributions. Amounts related to both 1998 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. PEMC continues to perform these functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undercounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 1997 or first half 1998. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.


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







                                         STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                            BY: /S/ Charles E. Drimal Jr.
                                               -----------------------
                                               Charles E. Drimal, Jr.
                                               General Partner





August 12, 1998
(Date)

                        STERLING DRILLING FUND 1982
                     (A New York Limited Partnership)
                              Balance Sheets
                                            June 30,        December 31,
                                              1998              1997
                                            (unaudited)         (audited)
Assets
Current Assets:
  Cash and cash equivalents            $              7 $               7
  Due from others                                 2,607                 0
                                            -----------     -------------
      Total current assets                        2,614                 7
                                            -----------     -------------
Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,970,091        11,970,091
   less accumulated depreciation,
     depletion and amortization             (11,729,347)      (11,710,869)
                                            -----------     -------------
                                                707,548           726,026
                                            -----------     -------------
       Total assets                    $        710,162 $         726,033
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        292,351 $         322,146
                                            -----------     -------------
        Total current liabilities               292,351           322,146
                                            -----------     -------------

  Partners' Equity
   Limited partners                             694,309           685,336
   General partners                            (276,498)         (281,449)
                                            -----------     -------------
         Total partners' equity                 417,811           403,887
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        710,162 $         726,033
                                            ===========     =============




See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1998

                                    Limited      General
                                   Partners      Partners       Total
Revenue:
Operating revenue              $      131,645      24,796   $   156,441
                                     --------    --------       -------
  Total Revenue                       131,645      24,796       156,441
                                     --------    --------       -------

Costs and Expenses:
Production expense                     59,639      11,233        70,872
General and administrative
 to a related party                    35,765       6,767        42,502
General and administrative              8,975       1,690        10,665
Depreciation, depletion
 and amortization                      18,293         185        18,478
                                     --------    --------       -------
  Total Costs and Expenses            122,672      19,845       142,517
                                     --------    --------       -------
  Net Income                   $        8,973       4,951   $    13,924
                                     ========    ========       =======

Net Income per equity unit     $          .62
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
                                       ======


See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1998

                                  Limited       General
                                  Partners      Partners      Total
Revenue:
Operating revenue              $      69,645       13,118   $    82,763
                                    --------     --------     ---------
  Total Revenue                       69,645       13,118        82,763
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    35,320        6,652        41,972
General and administrative
 to a related party                   17,881        3,368        21,249
General and administrative             4,976          937         5,913
Depreciation, depletion
 and amortization                      9,147           93         9,240
                                    --------     --------     ---------
  Total Costs and Expenses            67,324       11,050        78,374
                                    --------     --------     ---------
  Net Income                   $       2,321        2,068   $     4,389
                                    ========     ========     =========

Net Income per equity unit     $         .16
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
                                    ========


See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1998


                                Limited         General
                                Partners        Partners        Total

Balance at beginning of
period                        $     685,336      (281,449)       403,887
  Net Income(Loss)                    8,973         4,951         13,924
                                   --------       --------      --------
Balance at end of period      $     694,309      (276,498)       417,811
                                   ========       ========      ========


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
                                   ========       ========      ========

See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1998


                                   Limited         General
                                   Partners        Partners     Total

Balance at beginning of
period                       $        691,988       (278,566)    413,422
  Net Income(Loss)                      2,321          2,068      4,389
                                     --------        --------   --------
Balance at end of period     $        694,309       (276,498)    417,811
                                     ========        ========   ========


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
                                     ========        ========   ========



See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          ended           ended
                                         June 30,        June 30,
                                           1998            1997

Net cash provided by operating
activities                           $            0  $        5,634
                                         ----------      ----------
Cash(used in)investment activities:
  Investment in wells and related
      facilities                                   0         (5,647)
                                         -----------      ----------
 Net Cash used in investment
      activities                                   0         (5,647)

Net increase(decrease) in cash and
  cash equivalents                                 0            (13)
                                         -----------      ----------
Cash and cash equivalents at
  beginning of period                              7             34
                                         -----------      ----------
Cash and cash equivalents at end of
period                               $             7  $          21
                                         ===========      ==========








See accompanying footnote to the financial statements

                 STERLING GAS DRILLING FUND 1982
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1998



1. The accompanying statements for the period ending June 30, 1998 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.