Form 10-Q
period 1998-09-30
STERLING GAS DRILLING FUND 1982
filed 1998-11-12
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

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

Balance Sheets - September 30, 1998 and December 31, 1997.

Statements of Operations for the Nine and the Three Months Ended September 30, 1998 and 1997.

Statements of Changes in Partners' Equity for the Nine and the Three Months Ended September 30, 1998 and September 30, 1997.

Statements of Cash Flows for the Nine Months Ended  September 30, 1998  and
1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1998,the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of total capital contributions to the Limited Partners.

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

      The net proved oil and gas reserves of the Partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $ 904,800 as compared to the December 31, 1996 value of approximately $928,400. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.


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


3.   Results of Operations -

Operating revenues decreased from $268,797 in 1997 to $ 235,721 in 1998. The Partnership experienced lower overall gas and oil production , from 76,311 MCF and 1,601 BBLS in 1997 to 72,645 MCF and 801BBLS in 1998. The average prices changed from $3.06 per MCF and $18.33 per barrel in 1997 to $3.12 per MCF and $ 11.74 per barrel in 1998. The Partnership's oil revenue declined substantially due to lower average price combined with lower oil production. The slightly higher average gas price did partially offset any negative impact from lower gas production. The drop in gas production can be attributed to shut-ins of the purchaser's transport line for repairs. Production expenses decreased from $145,804 in 1997 to $110,700 in 1998. During 1997, these expenses included related to weather conditions, which necessitated additional maintenance, location, access road work and other repairs. The expenses associated with 1998 production included normal, recurring maintenance and repairs.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flow attributable to the Partnership properties. No additional depreciation, depletion or amortization was needed in 1997 or in the three-quarters of 1998. The expense recorded is consistent with the current basis of the Partnership's properties.


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







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                           BY: /S/ Charles E. Drimal Jr.
                                               -------------------------

                                                     Charles E. Drimal, Jr.
                                                            General Partner





November 12, 1998
(Date)

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets

                                          September 30,     December 31,
                                              1998              1997
                                           (unaudited)       (audited)
Assets
Current Assets:
  Cash and cash equivalents            $              6 $               7
                                            -----------     -------------
      Total current assets                            6                 7

Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,970,091        11,970,091
   less accumulated depreciation,           (11,738,585)      (11,710,869)
    depletion and amortization
                                            -----------     -------------
                                                698,310           726,026
                                            -----------     -------------
       Total assets                    $        698,316 $         726,033
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        278,324 $         322,146
                                           ------------     -------------
        Total current liabilities               278,324           322,146
                                            -----------     -------------

  Partners' Equity
   Limited partners                             694,773           685,336
   General partners                            (274,781)         (281,449)
                                            -----------     -------------
         Total partners' equity                 419,992           403,887
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        698,316 $         726,033
                                            ===========     =============


See accompanying note to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1998

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      198,359 $    37,362  $    235,721
Gain on Sale of equipment                   0           0             0
                                     --------    --------      --------
  Total Revenue                       198,359      37,362       235,721
                                     --------    --------      --------

Costs and Expenses:
Production expense                     93,154      17,546       110,700
General and administrative
 to a related party                    53,646      10,105        63,751
General and administrative             14,683       2,766        17,449
Depreciation, depletion
 and amortization                      27,439         277        27,716
                                     --------    --------      --------
  Total Costs and Expenses            188,922      30,694       219,616
                                     --------    --------      --------
  Net Income                   $        9,437       6,668  $     16,106
                                     ========    ========      ========
Net Income per equity unit     $          .66
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

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1998

                                  Limited      General
                                  Partners     Partners       Total
Revenue:
Operating revenue              $      66,714       12,566   $    79,280
Gain on sale of equipment                  0            0             0
                                    --------     --------     ---------
  Total Revenue                       66,714       12,566        79,280
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    33,515        6,313        39,828
General and administrative
 to a related party                   17,881        3,368        21,249
General and administrative             5,708        1,076         6,784
Depreciation, depletion
 and amortization                      9,146           92         9,238
                                    --------     --------     ---------
  Total Costs and Expenses            66,250       10,849        77,099
                                    --------     --------     ---------
  Net Income(loss)             $         464        1,717   $     2,181
                                    ========     ========     =========
Net Income(loss)
    per equity unit            $         .04
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

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1998


                                  Limited       General
                                  Partners      Partners        Total

Balance at beginning of
period                         $      685,336      (281,449) $       403,887
  Net Income                            9,437         6,668           16,105
                                     --------     ---------        ---------
Balance at end of period       $      694,773      (274,781) $       419,992
                                     ========     =========        =========


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

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1998


                                  Limited       General
                                  Partners      Partners       Total

Balance at beginning of
period                         $      694,309    (276,498)   $     417,811
  Net Income(Loss)                        464        1,717           2,181
                                     --------    ---------      ----------
Balance at end of period       $      694,773    (274,781)   $     419,992
                                     ========    =========      ==========


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

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                          Nine           Nine
                                         months         months
                                         ended          ended
                                       September      September
                                        30, 1998       30, 1997

Net cash provided (used )by
operating activities                 $        (1)  $       9,233
                                       ----------     ----------

Cash flows from investing
activities:
  Proceeds from sale of equipment               0          1,300
  Investment in well and related
  facilities                                    0       (10,556)
                                        ---------      ---------
Net Cash (used in) investing
activities                                      0        (9,256)
                                        ---------      ---------

Net increase(decrease) in cash and
  cash equivalents                            (1)           (23)
Cash and cash equivalents at
  Beginning of period                           7             34
                                       ----------     ----------
Cash and cash equivalents at end of
period                               $          6  $          11
                                       ==========     ==========








See accompanying note to the financial statements.

                 STERLING GAS DRILLING FUND 1982
                (a New York limited partnership)

                  Note to Financial Statements

                       September 30, 1998



1. The accompanying statements for the period ending September
30, 1998 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.