Form 10-K
period 1998-12-31
STERLING GAS DRILLING FUND 1982
filed 1999-03-30
CIK 704202

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM           TO
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

         The number of Units of the Registrant outstanding as of March 16, 1999, was: 14,370.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                         STERLING GAS DRILLING FUND 1982

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

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

         During 1998, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1999, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 1998, approximately $271,216, or 86.54% of the Partnership's gas production was purchased by Phoenix Diversified, and about $12,123, or 95.87%, of the Partnership's oil production was purchased by the American Refining Group. None of these purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1998 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1998, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                                          Gross         Net
                                                          -----         ---
                  Oil Wells..........................         0         0.00
                  Gas Wells..........................        59        48.05

                  Producing acres....................     3,014        2,455

---------------------------

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------
                                         1998           1997           1996          1995            1994
                                      ----------      ---------     ----------     ----------      --------

Production:
   Oil and Condensate (bbl) .....            982          2,089          1,783          1,723         2,186
   Gas (Mcf) ....................         99,089        100,271        100,564        104,553        96,605
Average Price of Sales:
   Oil and Condensate ($ per bbl)     $    11.69          18.73          19.52          16.28         12.61
   Gas ($ per Mcf) ..............     $     3.14           3.17           2.47           2.21          2.89
Production Expense per Dollar
   of Operating Revenue .........     $     0.48           0.54           0.43           0.45          0.60

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                           Proved Developed
          As of                -----------------------------------------
          12-31                Oil (bbls)                      Gas (Mcf)
          -----                ----------                      ---------
           1994                  12,000                         1,150,000
           1995                  19,000                         1,909,000
           1996                  15,700                         1,868,000
           1997                  17,600                         1,869,700
           1998                  14,900                         1,846,400

         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                               Proved Developed
                                    -------------------------------------------
           As of                    Future Net                 Present Value of
           12-31                     Revenue                 Future Net Revenue
           -----                    ----------               ------------------
           1994                     $  834,000                    $ 415,000
           1995                      1,727,000                      664,000
           1996                      2,438,900                      928,400

           1997                      2,447,600                      904,800
           1998                      2,215,200                      768,500

         Since January 1, 1998, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.        LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1998 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 16, 1999, there were 1,003 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 1998 or 1997. Aggregate cash distributions to the holders of the Units as of December 31, 1998, was $1,402,512.

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1999, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 176 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 51, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 46, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Bennie H. Wallace, Jr., age 47, is a Director and Vice President of Management and has held such positions since May, 1989. He is Acquisitions Manager for Management, a Vice President of PrimeEnergy since March, 1989, as a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

         Lynne G. Pizor, age 39, has been Controller of Prime Operating Company since January, 1992, and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January, 1986, through August, 1994, and Prime Energy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 66, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11.       EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1998 and 1997, the allocation of general and administrative expenses to the Partnership was $85,000 and $85,000, respectively.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 16, 1999, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                                         Number
         Name and Address of Beneficial Owner                           Of Units          Percent
         ------------------------------------                           --------          -------

         PrimeEnergy Management Corporation
           One Landmark Square
           Stamford, CT 06901 ..........................................  1,249              8.69%

         PrimeEnergy Corporation
           One Landmark Square
           Stamford, CT 06901 ..........................................  1,743             12.13%

------------

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1998 was paid well operating fees ranging from about $468 to $846 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1998 and 1997, the Partnership paid an aggregate of $105,516 and $128,342, respectively, in such fees and expenses.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                    Sterling Gas Drilling Fund 1982
                                    By:      PrimeEnergy Management Corporation

                                    Managing General Partner



                                    By:   /s/ CHARLES E. DRIMAL, JR.
                                          ------------------------------------

                                    Charles E. Drimal, Jr.

                                    President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 1999.



/s/ CHARLES E. DRIMAL, JR.             Director and President,
----------------------------         PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.

                                   The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS              Director and Vice President and Treasurer,
----------------------------         PrimeEnergy Management Corporation;
Beverly A. Cummings

                                   The Principal Financial and Accounting
                                      Officer




/s/ BENNIE H. WALLACE, JR.           Director, PrimeEnergy Management
----------------------------         Corporation
Bennie H. Wallace, Jr.

                         STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                   Index to Financial Statements and Schedules


                                                                                                     Page No.
                                                                                                     --------
Selected Financial Data                                                                                 F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                               F-2


Report of Independent Public Accountants                                                                F-6

Financial Statements:

       Balance Sheets, December 31, 1998 and 1997                                                       F-7

       Statements of Operations for the Years Ended December 31,
       1998, 1997 and 1996                                                                              F-8

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 1998, 1997 and 1996                                                           F-9

       Statements of Cash Flows for the Years Ended December 31,
       1998, 1997 and 1996                                                                              F-10

       Notes to Financial Statements                                                                    F-11


Schedules:

       V    -  Property and Equipment - Oil and Gas Properties for
               the Years Ended December 31, 1998, 1997 and 1996                                         F-19

       VI   -  Accumulated Depreciation, Depletion, and Amortization -
               Oil and Gas Properties for the Years Ended December 31,
               1998, 1997 and 1996                                                                      F-20


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


                                                         YEAR ENDED DECEMBER 31, (000's omitted)
                                                      --------------------------------------------
                                                      1998      1997      1996       1995     1994
                                                      ----      ----      ----       ----     ----
                  Revenues ......................     $ 323     $ 359     $ 283     $ 367     $ 302
                  Net income (loss):
                     Limited Partners ...........        14        13        15        77       (89)
                     General Partners ...........         9         9        10        22        (2)
                     Per equity unit ............      1.00      0.91      1.06      5.32     (6.18)
                  Total assets ..................       689       726       754       783       826
                  Cash distributions:
                     Limited Partners ...........        --        --        --        --        --
                     General Partners ...........        --        --        --        --        --
                     Limited partners as
                     a % of original
                     contribution ...............        --        --        --        --        --

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1998, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

         The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific the year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Partnership relies on the Managing General Partner for all management and administrative functions. Consequently, the Partnership's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Managing General Partner.

         In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

         The Managing General Partner, in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner expects to complete identification of critical systems by June 1999 and to continue remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

         The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Managing General Partner expects to complete this contingency plan by the second quarter of 1999 but also expects to refine this plan throughout 1999.

         Through 1998, the Managing General Partner has handled identifying, remediating and testing systems for Year 2000 compliance within the scope of routine upgrades and systems evaluations. The Managing General Partner expects to complete the review of oil and gas operations exposure in the same manner, without incurring substantial additional costs. However, information resulting from the oil and gas operations review may indicate required expenditures not currently contemplated by the Partnership.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1998 was approximately $768,500, as compared to December 31, 1997, of about $904,800. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measure in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

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

         3. Results of operations:

         1998 compared to 1997

         The Partnership's overall operating revenue declined from $359,296 in 1997 to $322,770 in 1998. The Partnership receives the majority of its revenue from gas production combined with some oil production. During 1998 both the Partnership's oil production and average price per barrel were substantially lower than the previous year, from 2,089 bbls and $18.73 in 1997 to 982 bbls and $11.69 in 1998. Also contributing to the overall revenue decline was lower gas production, from 100,271 mcf in 1997 to 99,089 mcf in 1998 and a slightly lower average price per mcf, from $3.17 in 1997 to $3.14 in 1998. Production declines can be of a normal nature, a result of minor shut-ins due to repairs or even as a result of variations in pressure flows between the well's gas lines and the main transport line.

         Production expenses showed a decrease from $192,073 in 1997 to $156,536 in 1998. During 1998, the production related expenditures included repairs, maintenance, labor, supplies and other normal upkeep expenses. The operator of the Partnership wells during 1997 expended funds on supplemented maintenance, labor, location, access road work and other repairs at the individual wells or the well sites in order to maintain production or minimize future declines. General and administrative costs remained relatively unchanged from $105,832 in 1997 to $106,143 in 1998. Management will use in-house resources if it provides efficient and timely services to the partnership. Amounts in both years are substantially less than the $718,500 which may be allocable to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion was needed in 1998 or 1997. The overall depreciation, depletion and amortization was consistent with the rates used and the existing property basis.

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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Gas Drilling Fund 1982:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 9, 1999

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997





                                     Assets

                                                                                      1998              1997
                                                                                  ------------      ------------
Current Assets:
  Cash and cash equivalents (Note 2)                                              $         20      $          7
                                                                                  ------------      ------------
     Total Current Assets                                                                   20                 7
                                                                                  ------------      ------------

Oil and Gas Properties - successful efforts
 methods (Note 3) - (Schedules V and VI):
  Leasehold costs                                                                      466,804           466,804
  Wells and related facilities                                                      11,970,091        11,970,091
                                                                                  ------------      ------------
      Total                                                                         12,436,895        12,436,895
  Less - Accumulated depreciation, depletion                                       (11,747,491)      (11,710,869)
                                                                                  ------------      ------------
          and amortization
                                                                                       689,404           726,026
                                                                                  ------------      ------------

     Total Assets                                                                 $    689,424      $    726,033
                                                                                  ============      ============



                        Liabilities and Partners' Equity

Current Liabilities:
  Due to affiliates (Note 6)                                                      $    262,068      $    322,146
                                                                                  ------------      ------------
     Total Current Liabilities                                                         262,068           322,146
                                                                                  ------------      ------------

Partners' Equity:
  Limited partners                                                                     699,647           685,336
  General partners                                                                    (272,291)         (281,449)
                                                                                  ------------      ------------
     Total Partners' Equity                                                            427,356           403,887
                                                                                  ------------      ------------

     Total Liabilities and Partners' Equity                                       $    689,424      $    726,033
                                                                                  ============      ============









   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                      1998                             1997                             1996
                          ------------------------------   ------------------------------   ------------------------------
                          Limited    General               Limited    General               Limited    General
                          Partners   Partners    Total     Partners   Partners    Total     Partners   Partners     Total
                          --------   --------   --------   --------   --------   --------   --------   --------   --------
Revenues:
  Operating revenues      $271,611   $ 51,159   $322,770   $302,348   $ 56,948   $359,296   $238,909   $ 44,999   $283,908
                          --------   --------   --------   --------   --------   --------   --------   --------   --------

Costs and Expenses:
  Production expenses      131,725     24,811    156,536    161,629     30,444    192,073    103,064     19,413    122,477
  Depreciation,
   depletion and
   amortization             36,256        366     36,622     38,546        389     38,935     40,220        406     40,626
  General and
   Administrative
   expenses (Note 7)        89,319     16,824    106,143     89,058     16,774    105,832     80,345     15,133     95,478
                          --------   --------   --------   --------   --------   --------   --------   --------   --------

    Total Expenses         257,300     42,001    299,301    289,233     47,607    336,840    223,629     34,952    258,581
                          --------   --------   --------   --------   --------   --------   --------   --------   --------

     Net Income (Loss)    $ 14,311   $  9,158   $ 23,469   $ 13,115   $  9,341   $ 22,456   $ 15,280   $ 10,047   $ 25,327
                          ========   ========   ========   ========   ========   ========   ========   ========   ========

  Net Income (Loss) Per
   Equity Unit (Note 2)   $   1.00                         $    .91                         $   1.06
                          ========                         ========                         ========





   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                Limited               General
                                                                Partners              Partners                  Total
                                                                --------              ---------               --------
Balance at December 31, 1995                                    $656,941              $(300,837)              $356,104

Net Income                                                        15,280                 10,047                 25,327
                                                                --------              ---------               --------

Balance at December 31, 1996                                     672,221               (290,790)               381,431

Net Income                                                        13,115                  9,341                 22,456
                                                                --------              ---------               --------

Balance at December 31, 1997                                     685,336               (281,449)               403,887

Net Income                                                        14,311                  9,158                 23,469
                                                                --------              ---------               --------

Balance at December 31, 1998                                    $699,647              $(272,291)              $427,356
                                                                ========              =========               ========










   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996








                                                    1998        1997        1996
                                                  --------    --------    --------
Cash Flows From Operating Activities:
 Net income (loss)                                $ 23,469    $ 22,456    $ 25,327
                                                  --------    --------    --------
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization         36,622      38,935      40,626
   Changes in Assets and Liabilities:
    Due to affiliates                              (60,078)    (50,862)    (54,100)
                                                  --------    --------    --------

        Total Adjustments                          (23,456)    (11,927)    (13,474)
                                                  --------    --------    --------

      Net Cash Provided (Used) by                       13      10,529      11,853
                                                  --------    --------    --------
       Operating Activities

Cash Flows from Investing Activities:
 Equipment purchases                                    --     (10,556)    (11,843)
                                                  --------    --------    --------

      Net Cash Provided by Investing Activities         --     (10,556)    (11,843)
                                                  --------    --------    --------

Net increase (decrease) in cash and cash
 equivalents                                            13         (27)         10

Cash and cash equivalents, beginning of year             7          34          24
                                                  --------    --------    --------

Cash and cash equivalents, end of year            $     20    $      7    $     34
                                                  ========    ========    ========





   The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


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

         Oil and Gas Producing Activities:

         The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(2)      Summary of Significant Accounting Policies - (Cont'd):

         (utilizing aggregations of common geological structures) by the unit-of-production method based upon the ratio of production to proved developed oil and gas reserves. Additional depreciation, depletion and amortization may be recorded if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

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

                        DECEMBER 31, 1998, 1997 AND 1996


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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1998, 1997 and 1996:

                                                                        1998          1997          1996
                                                                       ------        ------        ------
              Average sales price per MCF of gas                       $ 3.14         $ 3.17       $ 2.47
              Average sales price per BBL of                            11.69          18.73        19.52
               oil and other liquids
              Production expense per dollar of                            .48            .54          .43
               operating revenue


(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1998. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1998, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                                                                                              (Unaudited)
                                                                                       --------------------------
                                                                                       GAS (MCF)        OIL (BBL)
                                                                                       ---------        ---------
         Reserves as of December 31, 1995                                              1,909,111          19,269
         Revisions of previous estimates                                                  59,665          (1,815)
         Production                                                                     (100,564)         (1,783)
                                                                                       ---------         -------

         Reserves as of December 31, 1996                                              1,868,212          15,671
         Revisions of previous estimates                                                 101,804           4,018
         Production                                                                     (100,271)         (2,089)
                                                                                       ---------         -------

         Reserves as of December 31, 1997                                              1,869,745          17,600
         Revisions of previous estimates                                                  75,722          (1,717)
         Production                                                                      (99,089)           (982)
                                                                                       ---------         -------

         Reserves as of December 31, 1998                                              1,846,378          14,901
                                                                                       =========         =======

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 1998, 1997 and 1996. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced in 1998, 1997 and 1996.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(5)      Allocation of Partnership Revenues, Income, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership income and expenditures, including deductions attributable thereto, are to be allocated as follows:

         Drilling and completion costs (paid out of initial capital contributions):
             Limited partners                                                           99.00%
             General partners                                                            1.00%
                                                                                       ------
                                                                                       100.00%
                                                                                       ======

         Syndication costs sales commission and cost acquiring leases:
             Limited partners                                                             -  %
             General partners                                                          100.00%
                                                                                       ------
                                                                                       100.00%
                                                                                       ======

         Offering costs up to $50,000 incurred by Dealer-Manager:
             Limited partners                                                             -  %
             General partners                                                          100.00%
                                                                                       ------
                                                                                       100.00%
                                                                                       ======

         Offering costs other than $50,000 paid by the general partners (up to a maximum of $50,000):
             Limited partners                                                           99.00%
             General partners                                                            1.00%
                                                                                       ------
                                                                                       100.00%
                                                                                       ======

         Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:
             Limited partners                                                           84.15%
             General partners                                                           15.85%
                                                                                       ------
                                                                                       100.00%
                                                                                       ======

         All other income, gains, losses, costs, expenses, deductions and credits:
             Limited partners                                                           99.00%
             General partners                                                            1.00%
                                                                                       ------
                                                                                       100.00%
                                                                                       ======


                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(6)      Transactions With Affiliates:

         (a) The payable to affiliates at December 31, 1998 and 1997 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator's fees (Note 6(b)), and advances to finance the Partnerships' loan payments net of revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $468 for each producing gas well and $846 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1998, 1997 and 1996, $104,060, $120,616 and $68,193 of production operator's fees were incurred, respectively.

         (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 1998 and 1997 for which it was billed $1,456 and $7,726 respectively.


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

         During 1998, 1997 and 1996, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $85,000, $85,000, and $75,000, respectively.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:


                                                                       Year Ended December 31,
                                                          ----------------------------------------------
                                                            1998              1997                1996
                                                          --------          --------            --------
          Net income (loss)as
          reported on the
          Partnership's federal
          income tax return                               $ 54,460          $ 55,489            $ 63,584

         Depreciation, depletion and
          amortization for financial
          reporting purposes
          greater than income
          tax amount                                       (30,991)          (33,033)            (38,257)
                                                          --------          --------            --------

         Net income (loss) per
          accompanying financial
          statements                                      $ 23,469          $ 22,456            $ 25,327
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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


 (9)     Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

             Purchaser                           1998       1997       1996
             ---------                         --------   --------   --------
         American River Terminals              $     --   $ 38,702   $ 33,083
         Phoenix Diversified                   $271,216   $264,743   $200,452
         American Refining Group               $ 12,123   $     --   $     --

                                   SCHEDULE V


                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                   Balance at                                               Balance
                                   Beginning      Additions                  Other          at End
                                    of Year        at Cost   Retirements    Changes         of Year
                                  -----------     --------   -----------  -----------     -----------
Year Ended December 31, 1998:
  Leasehold costs                 $   466,804     $     --     $   --     $        --     $   466,804
  Wells and related equipment      11,970,091           --         --              --      11,970,091
                                  -----------     --------     ------     -----------     -----------
                                  $12,436,895     $     --     $   --     $        --     $12,436,895
                                  ===========     ========     ======     ===========     ===========


Year ended December 31, 1997:
  Leasehold costs                 $   466,804     $     --     $   --     $        --     $   466,804
  Wells and related equipment     $11,959,534       10,556         --              --      11,970,091
                                  -----------     --------     ------     -----------     -----------
                                  $12,426,338     $ 10,556     $   --               $     $12,436,895
                                  ===========     ========     ======     ===========     ===========



Year Ended December 31, 1996:
  Leasehold costs                 $   466,804     $     --     $   --     $        --     $   466,804
  Wells and related equipment      11,947,691       11,843         --              --      11,959,534
                                  -----------     --------     ------     -----------     -----------
                                  $12,414,495     $ 11,843     $   --     $        --     $12,426,338
                                  ===========     ========     ======     ===========     ===========


                                   SCHEDULE VI


                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                                             Balance at       Charges to                                  Balance
                                             Beginning        Costs and                   Other           at End
                                              of Year          Expenses    Retirements  Retirements       of Year
                                             -----------     -----------   -----------  -----------     -----------
Year Ended December 31, 1998:
  Wells and related facilities               $11,262,086     $    35,713     $   --     $        --     $11,297,799
  Leasehold costs                                448,783             909         --              --         449,692
                                             -----------     -----------     ------     -----------     -----------
                                             $11,710,869     $    36,622     $   --     $        --     $11,747,491
                                             ===========     ===========     ======     ===========     ===========


Year ended December 31, 1997:
  Wells and related facilities               $11,224,117     $    37,969     $   --     $        --     $11,262,086
  Leasehold costs                                447,817             966         --              --         448,783
                                             -----------     -----------     ------     -----------     -----------
                                             $11,671,934     $    38,935     $   --     $        --     $11,710,869
                                             ===========     ===========     ======     ===========     ===========


Year Ended December 31, 1996:
  Wells and related facilities               $11,184,513     $    39,604     $   --     $        --     $11,224,117
  Leasehold costs                                446,795           1,022         --              --         447,817
                                             -----------     -----------     ------     -----------     -----------
                                             $11,631,308     $    40,626     $   --     $        --     $11,671,934
                                             ===========     ===========     ======     ===========     ===========

                                  EXHIBIT INDEX

                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
NUMBER                                               EXHIBIT                                        PAGE
------                                               -------                                        ----

         (3)      Form of Agreement of Limited Partnership of Sterling Gas
                  Drilling Fund 1982 (incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1982 Form 10-K for the year ended December 31, 1994)

        (24)      Consent of Ryder Scott Company (filed herewith)

        (27)      Financial Data Schedule. (filed herewith)