Form 10-Q
period 1999-03-31
STERLING GAS DRILLING FUND 1982
filed 1999-05-14
CIK 704202

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

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

Balance Sheets - March 31, 1999 and December 31, 1998.

Statements of Operations for the Three Months Ended March 31, 1999 and 1998.

Statements of Changes in Partners' Equity for the Year Ended
December 31,1998 and for the Three Months Ended March 31, 1999.

Statements of Cash Flows for the Three Months Ended March 31,1999 and 1998.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 1999, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

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

3.   Results of Operations -

Overall operating revenues decreased from $73,678 in 1998 to $43,091 in 1999 The partnership receives most of its income from gas producing wells. The gas production and average price per mcf declined,the production went from 24,043 MCF in 1998 to 19,347 MCF in 1999. The average price per mcf changed from $2.96 in 1998 to $2.68 in 1999. The Partnership also experienced a decline in oil revenue due to decreases in both oil production and average price per barrel. Production expenses increased from $28,900 in 1998 to $30,877 in 1999. These costs include those associated with repairs needed for access to the wells and well sites and the related labor costs. The production expenses incurred in both 1998 and 1999 were typical and customary to the upkeep of the Partnership's wells.

Overall general and administrative expenses remained stable in both 1998 and 1999. All related party expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of limited partner capital contributions. Amounts related to both 1998 and 1999 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. PEMC continues to perform these functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the underdiscounted future net cash flows attributable to the Partnership properties. The partnership was not required to reduce the properties basis in either 1998 or first quarter 1999. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

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







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                             BY: /S/ Charles E. Drimal, Jr.
                                                ---------------------------
                                                     Charles E. Drimal, Jr.
                                                            General Partner





May 14, 1999
(Date)

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                            March 31,       December 31,
                                              1999              1998
Assets
Current Assets:
  Cash and cash equivalents            $             12 $              20
                                            -----------       -----------
      Total current assets                           12                20
                                            -----------       -----------
Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,970,091        11,970,091
   less accumulated depreciation,
    depletion and amortization              (11,756,179)      (11,747,491)
                                          -------------     -------------
                                                680,716           689,404
                                            -----------       -----------
       Total assets                    $        680,728 $         689,424
                                            ===========       ===========

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        275,625 $         262,068
                                            -----------       -----------
        Total current liabilities               275,625           262,068
                                            -----------       -----------

  Partners' Equity
   Limited partners                             679,632           699,647
   General partners                            (274,529)         (272,291)
                                            -----------       -----------
         Total partners' equity                 405,103           427,356
                                            -----------       -----------

         Total liabilities and
          partners' equity             $        680,728 $         689,424
                                            ===========       ===========


See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1999

                                     Limited       General
                                    Partners      Partners       Total
Revenue:
Operating revenue                $      36,261        6,829 $     43,090
                                      --------     --------      -------
  Total Revenue                         36,261        6,829       43,090
                                      --------     --------      -------

Costs and Expenses:
Production expense                      25,983        4,893       30,876
General and administrative
 to a related party                     17,884        3,369       21,253
General and administrative               3,809          718        4,527
Depreciation, depletion
 and amortization                        8,600           87        8,687
                                      --------     --------      -------
  Total Costs and Expenses              56,276        9,067       65,343
                                      --------     --------      -------
  Net Income/(Loss)              $     (20,015 )     (2,238)  $   (22,253)
                                      ========     ========      =======
  Net Income/(Loss)
    per equity unit              $       (1.55)
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

<page > 10
                     STERLING  GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)




                                 Limited      General
                                 Partners     Partners        Total

Balance at December 31, 1997  $    685,336  $    (281,449)  $  403,887
  Net Income                        14,311          9,158       23,469
                                  --------       --------     --------
Balance at December 31, 1998  $    699,647  $    (272,291)  $  427,356
  Net Income/(loss)                (20,015)        (2,238)     (22,253)
                                  --------       --------     --------
Balance at March 31, 1999     $    679,632       (274,529)     405,103
                                  ========       ========     ========





See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Three months      Three months
                                            ended March       ended March
                                              31,1999           31,1998

Net cash provided by/(used in)
operating activities                    $                8 $            (3)
                                                ----------       ----------


Net increase(decrease) in cash and
  cash equivalents                                       8              (3)
Cash and cash equivalents at
  beginning of period                                   20                7
                                                ----------       ----------
Cash and cash equivalents at end of
period                                  $               12 $              4
                                                ==========       ==========








See accompanying note to the financial statements.

                 STERLING GAS DRILLING FUND 1982
                (a New York limited partnership)

                  Note to Financial Statements

                         March 31, 1999


1. The accompanying statements for the period ending March 31, 1999 are unaudited, but reflect all adjustments necessary to present fairly the results of operations