Form 10-Q
period 1999-06-30
STERLING GAS DRILLING FUND 1982
filed 1999-08-13
CIK 704202

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/     Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

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

Balance Sheets - June 30, 1999 and December 31, 1998.

Statements of Operations for the Six and the Three Months Ended June 30, 1999 and 1998.

Statements of Changes in Partners' Equity for the Six and the Three Months Ended June 30, 1999 and 1998.

Statements of Cash Flows for the Six Months Ended June 30, 1999 and
1998.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1999, the General partners have distributed to the Limited partners $1,402,512 or 9.76% of the total Limited Partner capital contributions to the Limited partners.

The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Partnership relies on the Managing General Partner for all management and administrative functions. Consequently, the Partnership's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Managing General Partner.

In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

The  Managing  General Partner, in accordance with Phase I of the  program, conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner intends to continue identification, remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Managing General Partner expects to complete and to refine this plan throughout 1999.

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

3.   Results of Operations -

The Partnership's operating revenues decreased from $156,437 in 1998 to $88,407 in 1999. The average price per MCF in 1998 was $3.11 compared to $2.10 in 1999. Also gas production went from 48,305 MCF's in 1998 to 38,031 MCF in 1999. A substantial portion of the Partnership's production was shut-in for the month of June 1999 due to required maintenance of the gas transporter's pipeline. All properties were returned to production in July 1999. Production expenses decreased from $70,872 in 1998 to $53,748 in 1999. The production expenses were lower as a result of a combination of items, including variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Current production expenses include normal maintenance and upkeep of the wells and well sites.

Overall general and administrative expenses showed no significant change from 1998 to 1999. All related party expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of Limited Partner capital contributions. Amounts related to both 1998 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. PEMC continues to perform these functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undercounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 1998 or first half 1999. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.


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







                                         STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                            BY: /S/ Charles E. Drimal Jr.
                                               -----------------------
                                               Charles E. Drimal, Jr.
                                               General Partner





August 13, 1999
(Date)

                        STERLING DRILLING FUND 1982
                     (A New York Limited Partnership)
                              Balance Sheets
                                            June 30,        December 31,
                                              1999              1998
                                            (unaudited)         (audited)
Assets
Current Assets:
  Cash and cash equivalents            $             27 $              20
  Due from others                                 4,585                 0
                                            -----------     -------------
      Total current assets                        4,612                20
                                            -----------     -------------
Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,970,091        11,970,091
   less accumulated depreciation,
     depletion and amortization             (11,764,866)      (11,747,491)
                                            -----------     -------------
                                                672,029           689,404
                                            -----------     -------------
       Total assets                    $        676,641 $         689,424
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        280,840 $         262,068
                                            -----------     -------------
        Total current liabilities               280,840           262,068
                                            -----------     -------------

  Partners' Equity
   Limited partners                             670,514           699,647
   General partners                            (274,713)         (272,291)
                                            -----------     -------------
         Total partners' equity                 395,801           427,356
                                            -----------     -------------

         Total liabilities and
          partners' equity             $        676,641 $         689,424
                                            ===========     =============




See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1999

                                    Limited      General
                                   Partners      Partners       Total
Revenue:
Operating revenue              $       74,394 $    14,013   $    88,407
Other revenue                           3,594         677         4,271
                                     --------    --------       -------
  Total Revenue                        77,988      14,690        92,678
                                     --------    --------       -------

Costs and Expenses:
Production expense                     45,229       8,519        53,748
General and administrative
 to a related party                    35,765       6,737        42,502
General and administrative              8,927       1,682        10,609
Depreciation, depletion
 and amortization                      17,200         174        17,374
                                     --------    --------       -------
  Total Costs and Expenses            107,121      17,112       124,233
                                     --------    --------       -------
  Net Income (Loss)            $      (29,133)$    (2,422) $    (31,555)
                                     ========    ========       =======
Net Income (Loss) per
Equity unit                    $       (2.03)
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
                                       ======


See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1999

                                  Limited       General
                                  Partners      Partners      Total
Revenue:
Operating revenue              $      38,134        7,183   $    45,317
Other revenue                          3,594          677         4,271
                                    --------     --------     ---------
  Total Revenue                       41,728        7,860        49,588
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    19,247        3,625        22,872
General and administrative
 to a related party                   17,881        3,368        21,249
General and administrative             5,118          964         6,082
Depreciation, depletion
 and amortization                      7,310        1,377         8,687
                                    --------     --------     ---------
  Total Costs and Expenses            49,556        9,334        58,890
                                    --------     --------     ---------
  Net Income (Loss)            $      (7,828)      (1,474)   $   (9,302)
                                    ========     ========     =========
Net Income (Loss) per equity
unit                           $        (.55)
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
                                    ========


See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1999


                                Limited         General
                                Partners        Partners        Total

Balance at beginning of
period                        $     699,647      (272,294)       427,356
  Net Income(Loss)                  (29,133)       (2,422)       (31,555)
                                   --------       --------      --------
Balance at end of period      $     670,514      (274,713)       395,801
                                   ========       ========      ========


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
                                   ========       ========      ========

See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1999


                                   Limited         General
                                   Partners        Partners     Total

Balance at beginning of
period                       $        679,632       (274,529) $  405,103
   Net Income(Loss)                    (7,828)        (1,474)     (9,302)
                                     --------        --------   --------
Balance at end of period     $        671,804       (276,003) $  395,801
                                     ========        ========   ========


                                     Three Months Ended
                                       June 30, 1998

                                   Limited         General
                                   Partners        Partners     Total

Balance at beginning of
period                       $        691,988        (278,566) $ 413,422
  Net Income(Loss)                      2,321           2,068      4,389
                                     --------        --------   --------
Balance at end of period     $        694,309        (276,498) $ 417,811
                                     ========        ========   ========



See accompanying footnote to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                        Six months      Six months
                                          Ended           Ended
                                         June 30,        June 30,
                                           1999            1998

Net cash provided by operating
activities                           $            6  $            0
                                         ----------      ----------

Net increase(decrease) in cash and
  cash equivalents                                6               0

Cash and cash equivalents at
  beginning of period                            20               7
                                         ----------      ----------
Cash and cash equivalents at end of
period                               $           26  $            7
                                         ==========      ==========








See accompanying footnote to the financial statements

                 STERLING GAS DRILLING FUND 1982
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1999



1. The accompanying statements for the period ending June 30, 1999 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.