Form 10-Q
period 1999-09-30
STERLING GAS DRILLING FUND 1982
filed 1999-11-12
CIK 704202

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

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

Balance Sheets - September 30, 1999 and December 31, 1998.

Statements of Operations for the Nine and the Three Months Ended September 30, 1999 and 1998.

Statements of Changes in Partners' Equity for the Nine and the Three Months Ended September 30, 1999 and September 30, 1998.

Statements of Cash Flows for the Nine Months Ended  September 30, 1999  and
1998.

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


In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

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


3.   Results of Operations -

Operating revenues decreased from $ 235,721 in 1998 to $161,978 in 1999 The Partnership experienced lower gas production and stable oil production , 72,645 MCF and 801 BBLS in 1998 to 63,478 MCF and 874 BBLS in 1999. The average prices changed from $3.12 per MCF and $ 11.74 per barrel in 1998 to $2.38 per MCF and $12.54 per barrel in 1999. The Partnership's oil revenue declined substantially due to lower average price. The combination of low average price per MCF and reduced gas production were the main reasons for lower overall revenue. The drop in gas production can be attributed to shut-ins of the purchaser's transport line for annual repairs or compressor down times. Production expenses decreased from $110,700 in 1998 to $87,715 in 1999. The production expenses were lower as a result of a combination of items, including variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. The expenses associated with both 1998 and 1999 production included normal, recurring maintenance and repairs at the well locations.


General and administrative expenses are segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation
(PEMC), a General Partner. The expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of Limited Partner capital contributions. Amounts related to both 1999 and 1998 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. PEMC continues to perform these functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flow attributable to the Partnership properties. No additional three-quarters of 1999. The expense recorded is consistent with the current basis of the Partnership's properties.


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







                                            STERLING GAS DRILLING FUND 1982
                                                      (Registrant)



                                           BY: /S/ Charles E. Drimal Jr.
                                               -------------------------

                                                     Charles E. Drimal, Jr.
                                                            General Partner





November 12, 1999
(Date)

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets

                                          September 30,     December 31,
                                              1999              1998
                                           (unaudited)       (audited)
Assets
Current Assets:
  Cash and cash equivalents            $             22 $              20
                                            -----------     -------------
      Total current assets                           22                20
                                          -------------     -------------
Oil and Gas properties -
successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,970,091        11,970,091
   less accumulated depreciation,
    depletion and amortization              (11,773,553)      (11,747,491)
                                            -----------     -------------
                                                663,342           689,404
                                            -----------     -------------
       Total assets                    $        663,364 $         689,424
                                            ===========     =============

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $        262,454 $         262,068
                                           ------------     -------------
        Total current liabilities               262,454           262,068
                                            -----------     -------------

  Partners' Equity
   Limited partners                             673,523           699,647
   General partners                            (272,613)         (272,291)
                                            -----------     -------------
         Total partners' equity                 400,910           427,356
                                            -----------     -------------

         Total liabilities and
          Partners' equity             $        663,364 $         689,424
                                            ===========     =============


See accompanying note to the financial statements

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1999

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $      136,304 $    25,674  $    161,978
Other Revenue                           3,594         677         4,271
                                     --------    --------      --------
  Total Revenue                       139,898      26,351       166,249
                                     --------    --------      --------

Costs and Expenses:
Production expense                     73,812      13,903        87,715
General and administrative
 to a related party                    53,646      10,105        63,751
General and administrative             12,763       2,404        15,167
Depreciation, depletion
 and amortization                      25,801         261        26,062
                                     --------    --------      --------
  Total Costs and Expenses            166,022      26,673       192,695
                                     --------    --------      --------
  Net Income/(Loss)            $      (26,124)       (322)  $   (26,446)
                                     ========    ========      ========
Net (Loss) per equity unit     $        (1.82)
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

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1999

                                  Limited      General
                                  Partners     Partners       Total
Revenue:
Operating revenue              $      61,910       11,661   $    73,571
                                    --------     --------     ---------
  Total Revenue                       61,910       11,661        73,571
                                    --------     --------     ---------

Costs and Expenses:
Production expense                    28,583        5,384        33,967
General and administrative
 to a related party                   17,881        3,368        21,249
General and administrative             3,836          722         4,558
Depreciation, depletion
 and amortization                      8,601           87         8,688
                                    --------     --------     ---------
  Total Costs and Expenses            58,901        9,561        68,462
                                    --------     --------     ---------
  Net Income(loss)             $       3,009        2,100   $     5,109
                                    ========     ========     =========
Net Income(loss)
    per equity unit            $         .20
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

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1999


                                  Limited       General
                                  Partners      Partners        Total

Balance at beginning of
period                         $      699,647      (272,291)  $    427,356
   Net Income/(Loss)                  (26,124)         (322)       (26,446)
                                     --------     ---------      ---------
Balance at end of period       $      673,523      (272,613)   $   400,910
                                     ========     =========      =========


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

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1999


                                  Limited       General
                                  Partners      Partners      Total

Balance at beginning of
period                         $      670,514     (274,713)  $  395,801
  Net Income(Loss)                      3,009        2,100        5,109
                                     --------    ---------    ---------
Balance at end of period       $      673,523     (272,613)  $  400,910
                                     ========    =========    =========


                                    Three Months Ended
                                    September 30, 1998

                                  Limited       General
                                  Partners      Partners      Total

Balance at beginning of
period                         $      694,309     (276,498)  $  417,811
  Net Income(Loss)                        464        1,717        2,181
                                     --------    ---------     --------
Balance at end of period       $      694,773     (274,781)  $  419,992
                                     ========    =========     ========




See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                          Nine           Nine
                                         months         months
                                         ended          ended
                                       September      September
                                        30, 1999       30, 1998

Net cash provided (used )by
operating activities                 $          2  $         (1)
                                       ----------     ----------

Cash flows from investing
activities:
  Proceeds from sale of equipment               0              0
  Investment in well and related
  facilities                                    0              0
                                        ---------      ---------
Net Cash (used in) investing
activities                                      0              0
                                        ---------      ---------

Net increase(decrease) in cash and
  cash equivalents                              2             (1)
Cash and cash equivalents at
  Beginning of period                          20              7
                                       ----------     ----------
Cash and cash equivalents at end of
period                               $         22  $           6
                                       ==========     ==========





See accompanying note to the financial statements.

                 STERLING GAS DRILLING FUND 1982
                (a New York limited partnership)

                  Note to Financial Statements

                       September 30, 1999



1. The accompanying statements for the period ending September
30, 1999 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.