Form 10-K
period 1999-12-31
STERLING GAS DRILLING FUND 1982
filed 2000-03-28
CIK 704202

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

     The number of Units of the Registrant outstanding as of March 15, 2000, was: 14,370.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
--------------------------------------------------------------------------------

                         STERLING GAS DRILLING FUND 1982

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

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

     The principal place of business of the Partnership is at One Landmark Square, Stamford, Connecticut 06901, telephone (203) 358-5700. The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation, which is a wholly owned subsidiary of PrimeEnergy Corporation, a publicly held Delaware corporation. Messrs. Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell also are General Partners. Mr. Drimal is a Director, President and Chief Executive Officer of PrimeEnergy Management Corporation and PrimeEnergy Corporation, and Mr. Campbell is a Director of PrimeEnergy Corporation.

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

     During 1999, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2000, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 1999, approximately $186,712, or 83.36% of the Partnership's gas production was purchased by Phoenix Diversified, and about $18,157, or 100%, of the Partnership's oil production was purchased by the American Refining Group. None of these purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

     The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1999 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

     The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulation of interstate transporter's affects the marketing of natural gas produced by the Partnership as well as the revenues received by the Partnership for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of a gas producer, restricting the prices at which a producer may sell its gas, or the market demand for gas, nor can it be predicted which proposals, including those presently under consideration, if enacted, might be effective.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Partnership cannot predict when or if any such proposals might become effective, or their effect, if any, on the Partnership's operations. The Partnership believes that it will comply with all orders and regulation changes applicable to its operations. However, in view of the many uncertainties with respect to the current controls, including their duration and possible modification together with any new proposals that may be enacted, the Partnership cannot predict the overall effect, if any, of such controls on its operations.


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

     As of December 31, 1999, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

     Producing wells:

                          Gross             Net
                          -----             ---
Oil Wells .......             0            0.00
Gas Wells .......            59           48.05
Producing acres..         3,014           2,455

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table sets forth the Partnership's oil & gas production, average sales price and average production costs as of and for the periods indicated:


                                                                 YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                             1999           1998          1997            1996             1995
                                             ----           ----          ----            ----             ----
    Production
    Oil and Condensate (bbl)                1,226            982         2,089           1,783            1,723
    Gas (Mcf)                              88,511         99,089       100,271         100,564          104,553
    Average Price of Sales:
    Oil and Condensate ($ per bbl)         $14.81         $11.69        $18.73          $19.52           $16.28
    Gas ($ per Mcf)                         $2.53          $3.14         $3.17           $2.47            $2.21
    Production Expense per Dollar
    Of Operating Revenue                    $0.51          $0.48         $0.54           $0.38            $0.45

OIL AND GAS RESERVES

     The Ryder Scott Company, L.P. has evaluated the Partnership's interests in proved developed oil and gas properties for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                      Proved Developed
                      ----------------
                  Oil (bbls)     Gas (Mcf)
                  ----------     ---------
      1995          19,000       1,909,000
      1996          15,700       1,868,000
      1997          17,600       1,869,700
      1998          14,900       1,846,400
      1999          12,800       1,506,850

     The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the

Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                            Proved Developed
                                            ----------------
                                    Future Net           Present Value of Future
        As of 12-31                  Revenue                   Net Revenue
        -----------                 ----------           -----------------------
            1995                    $1,727,000                  $664,000
            1996                    $2,438,900                  $928,400
            1997                    $2,447,600                  $904,800
            1998                    $2,215,200                  $768,500
            1999                    $2,256,800                  $936,700

     Since January 1, 1999, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 1999 for vote by the holders of Partnership Units.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2000, there were 947 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 1999 or 1998. Aggregate cash distributions to the holders of the Units as of December 31, 1999, was $1,402,512.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2000, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 168 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 52, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 47, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Lynne G. Pizor, age 40, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994 and Prime Energy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 67, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1999 and 1998, the allocation of general and administrative expenses to the Partnership was $85,000 for both years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2000, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                                         Number
         Name and Address of Beneficial Owner                           Of Units             Percent
         ------------------------------------                           --------             -------
         PrimeEnergy Management Corporation
           One Landmark Square
           Stamford, CT 06901 ..........................................  1,249              8.69%

         PrimeEnergy Corporation
           One Landmark Square
           Stamford, CT 06901 ..........................................  2,285             15.90%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1999 was paid well operating fees ranging from about $495 to $895 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1999 and 1998, the Partnership paid an aggregate of $76,356 and $105,516, respectively, in such fees and expenses.

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

               (23) Consent of Ryder Scott Company, L.P. (filed herewith)

               (27) Financial Data Schedule. (filed herewith)


     (b)  Reports on Form 8-K:

          No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.

                                    Sterling Gas Drilling Fund 1982
                                    By: PrimeEnergy Management Corporation
                                        Managing General Partner



                                    By: /s/ CHARLES E. DRIMAL, JR.
                                        --------------------------
                                        Charles E. Drimal, Jr.
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2000.



/s/ CHARLES E. DRIMAL, JR.
------------------------------------- Director and President,
Charles E. Drimal, Jr.                PrimeEnergy Management Corporation
The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS
------------------------------------- Director and Vice President and Treasurer,
Beverly A. Cummings                   PrimeEnergy Management Corporation;
The Principal Financial
  and Accounting Officer

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

                   Index to Financial Statements and Schedules


                                                                                                      Page No.
                                                                                                      --------
Selected Financial Data                                                                                 F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                               F-2


Report of Independent Public Accountants                                                                F-5

Financial Statements:

       Balance Sheets, December 31, 1999 and 1998                                                       F-6

       Statements of Operations for the Years Ended December 31,
       1999, 1998 and 1997                                                                              F-7

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 1999, 1998 and 1997                                                           F-8

       Statements of Cash Flows for the Years Ended December 31,
       1999, 1998 and 1997                                                                              F-9

       Notes to Financial Statements                                                                    F-10


Schedules:

      V     -  Property and Equipment - Oil and Gas Properties for
               the Years Ended December 31, 1999, 1998 and 1997                                         F-18

      VI    -  Accumulated Depreciation, Depletion, and Amortization -
               Oil and Gas Properties for the Years Ended December 31,
               1999, 1998 and 1997                                                                      F-19

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

                                                  YEAR ENDED DECEMBER 31, (000's omitted)
                                              ------------------------------------------------
                                              1999       1998     1997       1996         1995
                                              ----       ----     ----       ----         ----
Revenues..........................            $246         $323   $359      $ 283        $ 367
Net income (loss):
   Limited Partners...............             (24)          14     13         15           77
   General Partners...............               2            9      9         10           22
   Per equity unit................           (1.65)        1.00   0.91       1.06         5.32
Total assets......................             651          689    726        754          783
Cash distributions:
   Limited Partners...............              --           --     --         --           --
   General Partners...............              --           --     --         --           --
   Limited partners as a % of
   original contribution..........              --           --     --         --           --


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1999, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999 was approximately $936,729, as compared to December 31, 1998, of about $768,500. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measure in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

     The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. The Partnership did not experience any problems as a result of the Year 2000 issue.


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

     3. Results of operations:

     1999 compared to 1998

     The Partnership's overall operating revenue declined from $322,770 in 1998 to $246,405 in 1999. The Partnership receives the majority of its revenue from gas production combined with some oil production. During 1999 both the Partnership's oil production and average price per barrel were higher than the previous year, from 982 bbls and $11.69 in 1998 to 1,226 bbls and $14.81 in 1999. The main contributing factor to the overall revenue decline was lower gas production, from 99,089 mcf in 1998 to 88,511 mcf in 1999 and a significantly lower average price per mcf, $3.14 in 1998 to $2.53 in 1999. Production declines can be of a normal nature, a result of minor shut-ins due to repairs or even as a result of variations in pressure flows between the wells gas lines and the main transport line.

     Production expenses showed a decrease from $156,536 in 1998 to $122,394 in 1999. During 1999 and 1998, the production related expenditures included repairs, maintenance, labor, supplies and other normal upkeep expenses. Some lease operating expenses vary with the amount of production sold. The variable costs expended in both 1999 and 1998 were reasonable based upon each years production. General and administrative costs remained relatively unchanged from $106,143 in 1998 to $107,109 in 1999. Management will use in-house resources if it provides efficient and timely services to the partnership. Amounts in both years are substantially less than the $718,500 allowed to be allocated to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion deduction was needed in 1999 or 1998. The overall depreciation, depletion and amortization was consistent with the rates used and the existing property basis.

     1998 compared to 1997

     The Partnership's overall operating revenue declined from $359,296 in 1997 to $322,770 in 1998. The Partnership receives the majority of its revenue from gas production combined with some oil production. During 1998 both the Partnership's oil production and average price per barrel were substantially lower than the previous year, from 2,089 bbls and $18.73 in 1997 to 982 bbls and $11.69 in 1998. Also contributing to the overall revenue decline was lower gas production, from 100,271 mcf in 1997 to 99,089 mcf in 1998 and a slightly lower average price per mcf, from $3.17 in 1997 to $3.14 in 1998. Production declines can be of a normal nature, a result of minor shut-ins due to repairs or even as a result of variations in pressure flows between the wells gas lines and the main transport line.

     Production expenses showed a decrease from $192,073 in 1997 to $156,536 in 1998. During 1998, the production related expenditures included repairs, maintenance, labor, supplies and other normal upkeep expenses. The operator of the Partnership wells during 1997 expended funds on supplemented maintenance, labor, location, access road work and other repairs to the individual wells or the well sites in order to maintain production or minimize future declines. General and administrative costs remained relatively unchanged from $105,832 in 1997 to $106,143 in 1998. Management will use in-house resources if it provides efficient and timely services to the partnership. Amounts in both years are substantially less than the $718,500 allocable to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of
Sterling Gas Drilling Fund 1982:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 3, 2000

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     Assets
                                                                                             1999                  1998
                                                                                        ------------           -----------
Current Assets:
  Cash and cash equivalents (Note 2)                                                    $          4          $         20
                                                                                        ------------          ------------
     Total Current Assets                                                                          4                    20
                                                                                        ------------          ------------
Oil and Gas Properties-successful efforts methods (Note 3)-(Schedules V and VI):
  Leasehold costs                                                                            466,804               466,804
  Wells and related facilities                                                            11,970,091            11,970,091
                                                                                        ------------          ------------
      Total                                                                               12,436,895            12,436,895
  Less-Accumulated depreciation, depletion
            and amortization                                                             (11,785,739)          (11,747,491)
                                                                                        ------------          ------------
                                                                                             651,156               689,404
                                                                                        ------------          ------------
     Total Assets                                                                       $    651,160          $    689,424
                                                                                        ============          ============

                        Liabilities and Partners' Equity
Current Liabilities:
  Due to affiliates (Note 6)                                                            $    245,150          $    262,068
                                                                                        ------------          ------------
     Total Current Liabilities                                                               245,150               262,068
                                                                                        ------------          ------------
Partners' Equity:
  Limited partners                                                                           676,005               699,647
  General partners                                                                          (269,995)             (272,291)
                                                                                        ------------          ------------
     Total Partners' Equity                                                                  406,010               427,356
                                                                                        ------------          ------------
     Total Liabilities and Partners' Equity                                             $    651,160          $    689,424
                                                                                        ============          ============

   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                          1999                                    1998
                         -------------------------------------    ------------------------------------
                          Limited        General                  Limited        General
                          Partners      Partners      Total       Partners      Partners       Total
                         ----------    ----------   ----------    ----------   ----------   ----------
Revenues:
  Operating revenues     $  203,756    $   38,378   $  242,134    $  271,611   $   51,159   $  322,770
  Other revenue
   (Note 10)                  3,594           677        4,271            --           --           --
                         ----------    ----------   ----------    ----------   ----------   ----------

     Total Revenue          207,350        39,055      246,405       271,611       51,159      322,770
                         ----------    ----------   ----------    ----------   ----------   ----------

Costs and Expenses:
  Production expenses       102,995        19,399      122,394       131,725       24,811      156,536
  Depreciation,
   depletion and
   amortization              37,865           383       38,248        36,256          366       36,622
  General and
   administrative
   expenses (Note 7)         90,132        16,977      107,109        89,319       16,824      106,143
                         ----------    ----------   ----------    ----------   ----------   ----------
    Total Expenses          230,992        36,759      267,751       257,300       42,001      299,301
                         ----------    ----------   ----------    ----------   ----------   ----------

     Net Income (Loss)   $  (23,642)   $    2,296   $  (21,346)   $   14,311   $    9,158   $   23,469
                         ==========    ==========   ==========    ==========   ==========   ==========
  Net Income (Loss) Per  $    (1.65)                              $     1.00
                         ==========                               ==========
   Equity Unit (Note 2)




                                        1997
                         ------------------------------------
                          Limited      General
                          Partners     Partners      Total
                         ----------   ----------   ----------
Revenues:
  Operating revenues     $  302,348   $   56,948   $  359,296
  Other revenue
   (Note 10)                     --           --           --
                         ----------   ----------   ----------

     Total Revenue          302,348       56,948      359,296
                         ----------   ----------   ----------

Costs and Expenses:
  Production expenses       161,629       30,444      192,073
  Depreciation,
   depletion and
   amortization              38,546          389       38,935
  General and
   administrative
   expenses (Note 7)         89,058       16,774      105,832
                         ----------   ----------   ----------

    Total Expenses          289,233       47,607      336,840
                         ----------   ----------   ----------

     Net Income (Loss)   $   13,115   $    9,341   $   22,456
                         ==========   ==========   ==========
  Net Income (Loss) Per  $      .91
                         ==========
   Equity Unit (Note 2)


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                           Limited               General
                                           Partners              Partners                Total
                                           --------              ---------              --------
Balance at December 31, 1996                672,221               (290,790)              381,431

Net Income                                   13,115                  9,341                22,456
                                           --------              ---------              --------

Balance at December 31, 1997                685,336               (281,449)              403,887

Net Income                                   14,311                  9,158                23,469
                                           --------              ---------              --------

Balance at December 31, 1998                699,647               (272,291)              427,356

Net Income (Loss)                           (23,642)                 2,296               (21,346)
                                           --------              ---------              --------

Balance at December 31, 1999                676,005               (269,995)              406,010
                                           ========              =========              ========

   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              1999             1998               1997
                                                            --------        --------            --------
Cash Flows From Operating Activities:
 Net income (loss)                                           $(21,346)         $ 23,469         $ 22,456
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization                    38,248            36,622           38,935
   Changes in Assets and Liabilities:
    Due to affiliates                                         (16,918)          (60,078)         (50,862)
                                                             --------          --------          -------
      Net Cash Provided (Used) by
       Operating Activities                                       (16)               13           10,529
                                                             --------          --------         --------
Cash Flows from Investing Activities:
 Equipment purchases                                             -                 -             (10,556)
                                                             --------          --------         --------
      Net Cash Used by Investing Activities                      -                 -             (10,556)
                                                             --------          --------         --------
Net increase (decrease) in cash and cash
 equivalents                                                      (16)               13              (27)
Cash and cash equivalents, beginning of year                       20                 7               34
                                                             --------          --------         --------
Cash and cash equivalents, end of year                       $      4          $     20         $      7
                                                             ========          ========         ========

   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(1)  Organization and Capital Contributions:

     Sterling Gas Drilling Fund 1982, a New York limited partnership (the "Partnership"), was formed on July 28, 1982 for the primary purpose of acquiring, drilling, developing, operating and producing oil and gas in the state of West Virginia. The general partners are: PrimeEnergy Management Corporation (PEMC), a wholly owned subsidiary of PrimeEnergy Corporation
     (PEC), formerly known as K.R.M. Petroleum Corporation (KRM), Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell. Fourteen thousand three hundred seventy limited partnership units, (14,370), were sold at $1,000 per unit aggregating $14,370,000 in total limited partner capital contributions. The general partners' made no capital contributions. Partnership operations commenced on December 22, 1982.


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

                        DECEMBER 31, 1999, 1998 AND 1997


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

                        DECEMBER 31, 1999, 1998 AND 1997


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

     The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1999, 1998 and 1997:

                                                1999           1998          1997
                                               ------         ------        ------
     Average sales price per MCF of gas        $ 2.53         $ 3.17        $ 3.17
     Average sales price per BBL of
       oil and other liquids                   $14.81         $11.72        $18.73
     Production expense per dollar of
       operating revenue                       $ 0.51         $ 0.48        $ 0.54

(4)  Quantities of Oil and Gas Reserves:

     The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2000. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1999, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                                                         (Unaudited)
                                                 ----------------------------
                                                 GAS (MCF)          OIL (BBL)
                                                 ---------          ---------
     Reserves as of December 31, 1996            1,868,212             15,671
     Revisions of previous estimates               101,804              4,018
     Production                                   (100,271)            (2,089)
                                                 ---------            -------
     Reserves as of December 31, 1997            1,869,745             17,600
     Revisions of previous estimates                74,716             (1,719)
     Production                                    (98,083)              (980)
                                                 ---------            -------
     Reserves as of December 31, 1998            1,846,378             14,901
     Revisions of previous estimates              (251,382)              (886)
     Production                                    (88,511)            (1,226)
                                                 ---------             ------
     Reserves as of December 31, 1999            1,506,852             12,789
                                                 =========            =======

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(4)  Quantities of Oil and Gas Reserves - (Cont'd):


     The revisions of previous estimates are primarily due to price changes that have occurred during the years. If future prices were to decline, operation of certain wells would become uneconomic, on a pretax basis, as production levels decline with age. In accordance with the rules and regulations of the Securities and Exchange Commission, proved reserves exclude production which would be uneconomic. The partners are entitled to certain tax benefits and credits which, if available in the future, may result in production continuing beyond that included above.

     Revisions arise from changes in current prices, as well as engineering and geological data which would alter the useful life and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion, and amortization.

     As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 1999, 1998 and 1997. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced in 1999, 1998 and 1997.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(5)  Allocation of Partnership Revenues, Income, Costs and Expenses:


     Under the terms of the Limited Partnership Agreement, all Partnership income and expenditures, including deductions attributable thereto, are to be allocated as follows:

     Drilling and completion costs (paid out of initial capital contributions):
       Limited partners                                                           99.00%
       General partners                                                            1.00%
                                                                                 -------
                                                                                 100.00%
                                                                                 =======
     Syndication costs sales commission
     and cost acquiring leases:
       Limited partners                                                               -%
       General partners                                                          100.00%
                                                                                 -------
                                                                                 100.00%
                                                                                 =======
    Offering costs up to $50,000 incurred by Dealer-Manager:
       Limited partners                                                               -%
       General partners                                                          100.00%
                                                                                 -------
                                                                                 100.00%
                                                                                 =======
    Offering costs other than $50,000 paid by the general partners (up to a maximum of $50,000):
       Limited partners                                                           99.00%
       General partners                                                            1.00%
                                                                                 -------
                                                                                 100.00%
                                                                                 =======
    Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:
       Limited partners                                                           84.15%
       General partners                                                           15.85%
                                                                                 -------
                                                                                 100.00%
                                                                                 =======
    All other income, gains, losses, costs, expenses, deductions and credits:
       Limited partners                                                           99.00%
       General partners                                                            1.00%
                                                                                 -------
                                                                                 100.00%
                                                                                 =======

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(6)  Transactions With Affiliates:

     (a) The payable to affiliates at December 31, 1999 and 1998 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator's fees (Note 6(b)), and advances to finance the Partnerships' loan payments net of revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

     (b)  As operator of the Partnership's properties, Prime Operating Company
          (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $495 for each producing gas well and $895 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1999, 1998 and 1997, $62,122, $104,060 and $120,616 of
          production operator's fees were incurred, respectively.

     (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 1999, 1998, and 1997 for which it was billed $14,234, $1,456, and $7,726 respectively.


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

     During 1999, 1998 and 1997, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $85,000, for each year.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(8)  Federal Income Taxes:


     The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                       Year Ended December 31,
                                           ----------------------------------------------
                                             1999                1998              1997
                                           --------            --------          --------
          Net income as
          reported on the
          Partnership's federal
          income tax return                $ 13,510            $ 54,460          $ 55,489
         Depreciation, depletion and
          amortization for financial
          reporting purposes
          greater than income
          tax amount                        (34,856)            (30,991)          (33,033)
                                           --------            --------          --------
         Net income (loss) per
          accompanying financial
          statements                       $(21,346)           $ 23,469          $ 22,456
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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(9)  Major Customers:

     A schedule of the major purchases of the Partnership's production is as follows:

     Purchaser                       1999               1998              1997
     ---------                     --------           --------          --------
     American Refining Group       $ 18,157           $ 12,123          $ 38,702
     Phoenix Diversified           $186,712           $271,216          $264,743

     The Partnership renewed its gas purchase contracts in December, 1999 resulting in a fixed price for one year.


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

                                   SCHEDULE V


                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        Balance at                                                                   Balance
                                        Beginning               Additions                           Other            at End
                                         of Year                 at Cost        Retirements        Changes           of Year
                                        -----------             ---------       -----------        ---------        -----------
Year Ended December 31, 1999:
  Leasehold costs                       $   466,804             $       -        $        -        $       -        $   466,804
  Wells and related equipment            11,970,091                     -                 -                -         14,970,091
                                        -----------             ---------        ----------        ---------        -----------
                                        $12,436,895             $       -        $        -        $       -        $12,436,895
                                        ===========             =========        ==========        =========        ===========
Year ended December 31, 1998:
  Leasehold costs                       $   466,804             $       -        $        -        $       -        $   466,804
  Wells and related equipment            11,970,091                     -                 -                -         11,970,091
                                        -----------             ---------        ----------        ---------        -----------
                                        $12,436,895             $       -        $        -        $       -        $12,436,895
                                        ===========             =========        ==========        =========        ===========
Year Ended December 31, 1997:
  Leasehold costs                       $   466,804             $       -        $        -        $       -        $   466,804
  Wells and related equipment           $11,959,534                10,556                 -                -         11,970,091
                                        -----------             ---------        ----------        ---------        -----------
                                        $12,426,338             $  10,556        $        -        $       -        $12,436,895
                                        ===========             =========        ==========        =========        ===========

                                   SCHEDULE VI

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                          Balance at          Charges to                                             Balance
                                          Beginning           Costs and                               Other           at End
                                            of Year            Expenses         Retirements        Retirements       of Year
                                          -----------         ----------        -----------        -----------     -----------
Year Ended December 31, 1999:
  Wells and related facilities            $11,297,799         $  37,298          $       -          $       -      $11,335,097
  Leasehold costs                             449,692               950                  -                  -          450,642
                                          -----------         ---------          ---------          ---------      -----------
                                          $11,747,491         $  38,248          $       -          $       -      $11,785,739
                                          ===========         =========          =========          =========      ===========
Year ended December 31, 1998:
  Wells and related facilities            $11,262,086         $  35,713          $       -          $       -      $11,297,799
  Leasehold costs                             448,783               909                  -                  -          449,692
                                          -----------         ---------          ---------          ---------      -----------
                                          $11,710,869         $  36,622          $       -          $       -      $11,747,491
                                          ===========         =========          =========          =========      ===========
Year Ended December 31, 1997:
  Wells and related facilities            $11,224,117         $  37,969          $       -          $       -      $11,262,086
  Leasehold costs                             447,817               966                  -                  -          448,783
                                          -----------         ---------          ---------          ---------      -----------
                                          $11,671,934         $  38,935          $       -          $       -      $11,710,869
                                          ===========         =========          =========          =========      ===========

                                  EXHIBIT INDEX

                                                                                       SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
NUMBER                           EXHIBIT                                                   PAGE
-------                          -------                                               ------------
         (3)      Form of Agreement of Limited Partnership of Sterling Gas
                  Drilling Fund 1982 (incorporated by reference to Exhibit (3)
                  of Sterling Gas Drilling Fund 1982 Form 10-K for the year
                  ended December 31, 1994)

        (23)      Consent of Ryder Scott Company (filed herewith)

        (27)      Financial Data Schedule. (filed herewith)