Form 10-Q
period 2000-03-31
STERLING GAS DRILLING FUND 1982
filed 2000-05-11
CIK 704202

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/    Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

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

Balance Sheets - March 31, 2000 and December 31, 1999.

Statements of Operations for the Three Months Ended March 31, 2000 and 1999.

Statements of Changes in Partners' Equity for the Year Ended
December 31,1999 and for the Three Months Ended March 31, 2000.

Statements of Cash Flows for the Three Months Ended March 31,2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 2000, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

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

3.   Results of Operations -

Overall operating revenues increased from $43,091 in 1999 to $81,212 in 2000 The partnership receives most of its income from gas producing wells. The gas production and average price per mcf increased, the production went from 19,347 MCF in 1999 to 21,722 MCF in 2000. The average price per mcf changed from $2.68 in 1999 to $3.22 in 2000. Production expenses increased slighty , from $30,877 in 1999 to $32,075 in 2000. These costs include those associated with repairs needed for access to the wells and well sites and the related labor costs. The production expenses incurred in both 1999 and 2000 were typical and customary to the upkeep of the Partnership's wells.

Overall general and administrative expenses remained stable in both 1999 and 2000. All related party expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PrimeEnergy Management Corporation is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of limited partner capital contributions. Amounts related to both 1999 and 2000 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. PrimeEnergy Management Corporation continues to perform these functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the underdiscounted future net cash flows attributable to the Partnership properties. The partnership was not required to reduce the properties basis in either 1999 or first quarter 2000. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

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







                                            STERLING GAS DRILLING FUND 1982
                                                               (Registrant)


                                             BY: /S/ Charles E. Drimal, Jr.
                                                     Charles E. Drimal, Jr.
                                                            General Partner





May 11, 2000
(Date)

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                            March 31,       December 31,
                                              2000              1999
Assets
Current Assets:
  Cash and cash equivalents             $            10  $              4
  Due from Others                                36,575                 0
                                           ------------       -----------
                                                      -
      Total current assets                       36,585                 4
                                           ------------       -----------
                                                      -
Oil and Gas properties -
Successful efforts method:
  Leasehold costs                               466,804           466,804
  Well and related facilities                11,970,091        11,970,091
   Less accumulated depreciation,
depletion and amortization                 (11,794,774)       (11,785,739)
                                           ------------     -------------
                                                      -
                                                642,121           651,156
                                           ------------     -------------
                                                      -
       Total assets                     $       678,706  $        651,160
                                               ========          ========

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                    $       259,717  $        245,150
                                            -----------       -----------
        Total current liabilities               259,717           245,150
                                            -----------       -----------

  Partners' Equity
   Limited partners                             685,585           676,005
   General partners                            (266,596)         (269,995)
                                            -----------       -----------
         Total partners' equity                 418,989           406,010
                                            -----------       -----------

         Total liabilities and          $       678,706  $        651,160
Partners' equity
                                               ========          ========


See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 2000

                                     Limited       General
                                    Partners      Partners       Total
Revenue:
Operating revenue                $      68,340       12,872 $     81,212
                                      --------     --------      -------
  Total Revenue                         68,340       12,872       81,212
                                      --------     --------      -------

Costs and Expenses:
Production expense                      26,991        5,084       32,075
General and administrative
 to a related party                     17,881        3,368       21,249
General and administrative               4,943          931        5,874
Depreciation, depletion
 and amortization                        8,945           90        9,035
                                      --------     --------      -------
  Total Costs and Expenses              58,760        9,473       68,233
                                      --------     --------      -------
  Net Income/(Loss)              $       9,580        3,399 $     12,979
                                        ======        =====       ======
  Net Income/(Loss) per equity   $        0.67
unit
                                        ======

See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1999

                                    Limited      General
                                   Partners     Partners       Total
Revenue:
Operating revenue              $       36,261       6,829  $     43,090
                                     --------    --------       -------
  Total Revenue                        36,261       6,829        43,090
                                     --------    --------       -------

Costs and Expenses:
Production expense                     25,983       4,893        30,876
General and administrative
 to a related party                    17,884       3,369        21,253
General and administrative              3,809         718         4,527
Depreciation, depletion
 and amortization                       8,600          87         8,687
                                     --------    --------       -------
  Total Costs and Expenses             56,276       9,067        65,343
                                     --------    --------       -------
  Net Income/(Loss)            $      (20,015)    (2,238)  $    (22,253)
                                     ========    ========       =======
Net Income/(Loss) per equity   $       (1.55)
unit
                                       ======

See accompanying note to the financial statements.

<page >  8

                     STERLING  GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)




                                 Limited      General
                                 Partners     Partners        Total

Balance at December 31, 1998  $    699,647  $    (272,291)  $  427,356
  Net Income/(Loss)               (23,642)          2,296      (21,346)
                                 ---------     ----------     --------
                                         -                           -
Balance at December 31, 1999  $    676,005       (269,995)     406,010
  Net Income/(Loss)                  9,580          3,399       12,979
                                 ---------      ---------     --------
                                         -                           -
Balance at March 31, 2000     $    685,585       (266,596)     418,989
                                    ======         ======       ======





See accompanying note to the financial statements.

                      STERLING GAS DRILLING FUND 1982
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Three months      Three months
                                            ended March       ended March
                                              31,2000           31,1999

Net cash provided by/(used in)
operating activities                    $                6 $              8
                                              ------------       ----------

Net increase(decrease) in cash and cash                  6                8
equivalents
Cash and cash equivalents at beginning                   4               20
of period
                                              ------------     ------------
Cash and cash equivalents at end of     $               10 $             12
period
                                                   =======          =======








See accompanying note to the financial statements.

                 STERLING GAS DRILLING FUND 1982
                (a New York limited partnership)

                  Note to Financial Statements

                         March 31, 2000


1. The accompanying statements for the period ending March 31, 2000 are unaudited, but reflect all adjustments necessary to present fairly the results of operations