Form 10-Q
period 2000-06-30
STERLING GAS DRILLING FUND 1982
filed 2000-08-11
CIK 704202

3 SGDF 1982 10Q 6/94


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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


PART I

Item 1. Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 2000 and December 31, 1999.

Statements of Operations for the Six and the Three Months Ended June 30, 2000 and 1999.

Statements of Changes in Partners' Equity for the Six and the Three Months Ended June 30, 2000 and 1999.

Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 2000, the General partners have distributed to the Limited partners $1,402,512 or 9.76%of the total Limited Partner capital contributions to the Limited partners.

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


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

3. Results of Operations -

The Partnership's operating revenues increased from $88,407 in 1999 to $166,435 in 2000. The average price per MCF in 1999 was $2.10 compared to $3.06 in 2000. Also gas production went from 38,031 MCF in 1999 to 47,444 MCF in 2000. The gas production for 2000 was normal with very little change within the first half of 2000. During 1999,a substantial portion of the Partnership's production was shut-in for the full month of June 1999 due to required maintenance of the gas transporter's pipeline. The Partnership does not produce a substantial amount of oil but during 2000 the partnership has benefited from higher average oil prices for production sold. These higher oil and gas prices combined with stable production resulted in the increased overal revenue received. Production expenses increased from $53,748 in 1999 to $72,066 in 2000. . Production expenses can be variable in nature relating to the volumes produced. Variable costs were reasonable based upon current production volumes in both years. Production expenses also include other direct costs which include, but are not limited to , labor, chemicals, and repairs to access the well sites. The funds expended, in both years, were reasonable.

Overall general and administrative expenses increased slightly from 1999 to 2000. All related party expenses charged are in accordance with the guidelines set forth in the Registrant's Management Agreement. PEMC is reimbursed expenses attributable to the affairs and operations of the Partnership. These costs shall not exceed an annual amount equal to 5% of Limited Partner capital contributions. Amounts related to both 1999 and 2000 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. PEMC continues to perform these functions as cost effectively as possible either through efficient use of in-house resources or using third parties when applicable.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undercounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 1999 or first half 2000. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

PART II

Items 1 through 5 have been omitted in that each item is either Inapplicable or the answer is negative.

Item 6: Exhibits and Reports on form 8-K

The Partnership was not required to file any reports on Form 8-K and No such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic

Filing of this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

August 7, 2000
(Date)


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	June 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$6	$4
Due from others		0
	-------------------	----------------------
Total current assets	6	4
	-------------------	----------------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
amortization	(11,803,810)	(11,785,739)
	-------------------	----------------------
Total Oil and Gas Properties	633,085	651,156
	-------------------	----------------------
Total assets	$633,091	$651,160
	===========	=============

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$207,809	$245,150
	--------------------	----------------------
Total current liabilities	207,809	245,150
	--------------------	----------------------

Partners' Equity
Limited partners	689,540	676,005
General partners	(264,258)	(269,995)
	--------------------	----------------------
Total partners' equity	425,282	406,010
	--------------------	----------------------

Total liabilities and partners' equity	$633,091	$651,160
	============	=============

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$140,055	$26,380	$166,435
Other revenue	0	0	0
	---------------	---------------	---------------
Total Revenue	140,055	26,380	166,435
	---------------	---------------	---------------

Costs and Expenses:
Production expense	60,643	11,423	72,066
General and administrative to a related party	35,762	6,736	42,498
General and administrative	12,225	2,303	14,528
Depreciation, depletion and amortization	17,890	181	18,071
	---------------	---------------	---------------
Total Costs and Expenses	126,520	20,643	147,163
	---------------	---------------	---------------
Net Income (Loss)	$13,535	$5,737	$19,272
	=========	=========	=========
Net Income (Loss) per Equity unit	$.94
	=========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 1999

	Limited Partners		General Partners		Total
Revenue:
Operating revenue	$74,394		$14,013		$88,407
Other revenue	3,594		677		4,271
	---------------		---------------		---------------
Total Revenue	77,988		14,690		92,678
	---------------		---------------		---------------

Costs and Expenses:
Production expense	45,229		8,519		53,748
General and administrative to a related party	35,765		6,737		42,502
General and administrative	8,927		1,682		10,609
Depreciation, depletion and amortization	17,200		174		17,374
	---------------		---------------		---------------
Total Costs and Expenses	107,121		17,112		124,233
	---------------		---------------		---------------
Net Income(Loss)	$(29,133)		(2,422)		(31,555)
	=========	$	=========	$	=========
Net Income(Loss) per equity unit	$(2.03)
	=========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$71,715	$13,508	$85,223
Other revenue	0	0	0
	--------------	--------------	--------------
Total Revenue	71,715	13,508	85,223
	--------------	--------------	--------------

Costs and Expenses:
Production expense	33,652	6,339	39,991
General and administrative to a related party	17,881	3,368	21,249
General and administrative	7,282	1,372	8,654
Depreciation, depletion and amortization	8,945	91	9,036
	--------------	--------------	--------------
Total Costs and Expenses	67,760	11,170	78,930
	--------------	--------------	--------------
Net Income (Loss)	$3,955	$2,338	$6,293
	========	========	========
Net Income (Loss) per equity unit	$.28
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$38,134	$7,183	$45,317
Other revenue	3,594	677	4,271
	--------------	--------------	--------------
Total Revenue	41,728	7,860	49,588
	--------------	--------------	--------------

Costs and Expenses:
Production expense	19,247	3,625	22,872
General and administrative to a related party	17,881	3,368	21,249
General and administrative	5,118	964	6,082
Depreciation, depletion and amortization	8,600	87	8,687
	--------------	--------------	--------------
Total Costs and Expenses	50,846	8,044	58,890
	--------------	--------------	--------------
Net Income (Loss)	$(9,118)	$(184)	$(9,302)
	========	========	========
Net Income (Loss) per equity unit	$(.63)
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$676,005	$(269,995)	$406,010
Net Income(Loss)	13,535	5,737	19,272
	-------------	-------------	-------------
Balance at end of period	$689,540	(264,258)	$425,282
	========	========	========
Six Months Ended June 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$699,647	$(272,294)	$427,356
Net Income(Loss)	(29,133)	(2,422)	(31,555)
	-------------	-------------	-------------
Balance at end of period	$670,514	$(274,713)	$395,801
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$685,585	$(266,596)	$418,989
Net Income(Loss)	3,955	2,338	6,293
	-------------	-------------	-------------
Balance at end of period	$689,540	$(264,258)	$425,282
	========	========	========
Three Months Ended June 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$679,632	$(274,529)	$405,103
Net Income(Loss)	(9,118)	(184)	(9,302)
	-------------	-------------	-------------
Balance at end of period	$670,514	$(274,713)	$395,801
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2000	Six months Ended June 30, 1999

Net cash provided by operating activities	$2	$6
	-----------------	-----------------

Net increase(decrease) in cash and cash equivalents	2	6

Cash and cash equivalents at beginning of period	4	20
	-----------------	-----------------
Cash and cash equivalents at end of period	$6	$26
	==========	==========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

June 30, 2000

1. The accompanying statements for the period ending June 30, 2000 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.