Form 10-Q
period 2000-09-30
STERLING GAS DRILLING FUND 1982
filed 2000-11-13
CIK 704202

3: SGDF 1982 10Q 6/94


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

Balance Sheets September 30, 2000 and December 31, 1999.

Statements of Operations for the Nine and the Three Months Ended September 30, 2000 and 1999.

Statements of Changes in Partners' Equity for the Nine and the Three Months Ended September 30, 2000 and 1999.

Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 2000, the General partners have distributed to the Limited partners $1,402,512 or 9.76%of the total Limited Partner capital contributions to the Limited partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999 was approximately $936,700, as compared to December 31, 1998, of about $768,500. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measure in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

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

3. Results of Operations -

The Partnership experienced very stable gas production and a mild increase in oil production, from 63,478 MCF and 874 BBLS in 1999 to 63,191 MCF and 1,067 BBLS in 2000.. The average prices changed from $2.38 per MCF and $12.54 per barrel in 1999to $3.26 per MCF and $26.70 BBLS in 2000. The combination of good production and prices resulted in overall operating revenues to increase from $161,978 in 1999 to $234,977 in 2000. Production expenses increased to $109,907 in 2000 from $87,715 in 1999. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Production expenses, during 1999, were limited to normal maintenance and upkeep of the wells and well sites. During 2000 some additional maintenance was performed at various sites in order to help increase and maintain production levels. Also the variable costs which are based upon production volumes increased due to higher activity.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1999 and 2000 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undercounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 1999 or 2000. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

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

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

November 9, 2000
(Date)


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	September 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$6	$4
Due from others	25,981	0
	-------------------	----------------------
Total current assets	25,987	4
	-------------------	----------------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
amortization	(11,812,844)	(11,785,739)
	-------------------	----------------------
Total Oil and Gas Properties	624,051	651,156
	-------------------	----------------------
Total assets	$650,038	$651,160
	===========	=============

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$226,702	$245,150
	--------------------	----------------------
Total current liabilities	226,702	245,150
	--------------------	----------------------

Partners' Equity
Limited partners	686,560	676,005
General partners	(263,224)	(269,995)
	--------------------	----------------------
Total partners' equity	423,336	406,010
	--------------------	----------------------

Total liabilities and partners' equity	$650,038	$651,160
	============	=============

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$197,733	$37,244	$234,977
	---------------	---------------	---------------
Total Revenue	197,733	37,244	234,977
	---------------	---------------	---------------

Costs and Expenses:
Production expense	92,487	17,420	109,907
General and administrative to a related party	53,643	10,104	63,747
General and administrative	14,215	2,678	16,893
Depreciation, depletion and amortization	26,833	271	27,104
	---------------	---------------	---------------
Total Costs and Expenses	187,718	30,473	217,651
	---------------	---------------	---------------
Net Income (Loss)	$10,555	$6,771	$17,326
	=========	=========	=========
Net Income (Loss) per Equity unit	$0.73
	=========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 1999

	Limited Partners		General Partners		Total
Revenue:
Operating revenue	$136,304		$25,674		$161,978
Other revenue	3,594		677		4,271
	---------------		---------------		---------------
Total Revenue	139,898		26,351		166,249
	---------------		---------------		---------------

Costs and Expenses:
Production expense	73,812		13,903		87,715
General and administrative to a related party	53,646		10,105		63,751
General and administrative	12,763		2,404		15,167
Depreciation, depletion and amortization	25,801		261		26,062
	---------------		---------------		---------------
Total Costs and Expenses	166,022		26,673		192,695
	---------------		---------------		---------------
Net Income(Loss)	$(26,124)		(322)		(26,446)
	=========	$	=========	$	=========
Net Income(Loss) per equity unit	$(1.82)
	=========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$57,678	$10,864	$68,542
	--------------	--------------	--------------
Total Revenue	57,678	10,864	68,542
	--------------	--------------	--------------

Costs and Expenses:
Production expense	31,844	5,997	37,841
General and administrative to a related party	17,881	3,368	21,249
General and administrative	1,990	375	2,365
Depreciation, depletion and amortization	8,943	90	9,033
	--------------	--------------	--------------
Total Costs and Expenses	60,658	9,830	70,488
	--------------	--------------	--------------
Net Income (Loss)	$(2,980)	$1,034	$(1,946)
	========	========	========
Net Income (Loss) per equity unit	$(0.21)
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$61,910	$11,661	$73,571
	--------------	--------------	--------------
Total Revenue	61,910	11,661	73,571
	--------------	--------------	--------------

Costs and Expenses:
Production expense	28,583	5,384	33,967
General and administrative to a related party	17,881	3,368	21,249
General and administrative	3,836	722	4,558
Depreciation, depletion and amortization	8,601	87	8,688
	--------------	--------------	--------------
Total Costs and Expenses	58,901	9,561	68,462
	--------------	--------------	--------------
Net Income (Loss)	$3,009	$2,100	$5,109
	========	========	========
Net Income (Loss) per equity unit	$.20
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$676,005	$(269,995)	$406,010
Net Income(Loss)	10,555	6,771	17,326
	-------------	-------------	-------------
Balance at end of period	$686,560	(263,224)	$423,336
	========	========	========
Nine Months Ended September 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$699,647	$(272,291)	$427,356
Net Income(Loss)	(26,124)	(322)	(26,446)
	-------------	-------------	-------------
Balance at end of period	$673,523	$(272,613)	$400,910
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$689,540	$(264,258)	$425,282
Net Income(Loss)	(2,980)	1,034	(1,946)
	-------------	-------------	-------------
Balance at end of period	$686,560	$(263,224)	$423,336
	========	========	========
Three Months Ended September 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$670,514	$(274,713)	$395,801
Net Income(Loss)	3,009	2,100	5,109
	-------------	-------------	-------------
Balance at end of period	$673,523	$(272,613)	$400,910
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2000	Nine months Ended September 30, 1999

Net cash provided by operating activities	$2	$2
	-----------------	-----------------

Net increase(decrease) in cash and cash equivalents	2	2

Cash and cash equivalents at beginning of period	4	20
	-----------------	-----------------
Cash and cash equivalents at end of period	$6	$22
	==========	==========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

September 30, 2000

1. The accompanying statements for the period ending September 30, 2000 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.