Form 10-K
period 2000-12-31
STERLING GAS DRILLING FUND 1982
filed 2001-03-30
CIK 704202

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

[X]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO

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

         The number of Units of the Registrant outstanding as of March 15, 2001, was: 14,370.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------

                         STERLING GAS DRILLING FUND 1982

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

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

         During 2000, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2001, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

         During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Gas Drilling Fund 1982 Limited Partnership has been included in the Farmout Agreement. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminates in April 2001. At this time it is unlikely that CNR will exercise their rights to select acreage and drill a well. If CNR does not exercise their rights under this agreement PrimeEnergy will attempt to find other parties interested in this acreage, however there is no guarantee that a new agreement will be made.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 2000, approximately $251,149 or 82.94% and $34,214 or 11.30% of the Partnership's gas production was purchased by Phoenix Diversified and Cabot O & G, respectively, and about $32,066, or 100%, of the Partnership's oil production was purchased by the American Refining Group. None of these purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2000 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2000, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                                     Gross               Net
                                                     -----               ---

                  Oil Wells...................           0               0.00
                  Gas Wells...................          59              48.05

                  Producing acres.............       3,014              2,455

(1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil & gas production, average sales price and average production costs as of and for the periods indicated:



                                                                    YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                            2000           1999          1998           1997             1996
                                           ------         ------        -------        -------          -------
    Production
    Oil and Condensate (bbl)                1,174          1,226           982           2,089            1,783
    Gas (Mcf)                              85,689         88,511        99,089         100,271          100,564
    Average Price of Sales:
    Oil and Condensate ($ per bbl)         $27.32         $14.81        $11.69         $ 18.73          $ 19.52
    Gas ($ per Mcf)                        $ 3.53         $ 2.53        $ 3.14         $  3.17          $  2.47
    Production Expense per Dollar
    Of Operating Revenue                   $ 0.44         $ 0.51        $ 0.48         $  0.54          $  0.38

OIL AND GAS RESERVES

         The Ryder Scott Company, L.P. has evaluated the Partnership's interests in proved developed oil and gas properties for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):



                                           Proved Developed
                                   --------------------------------
                                   Oil (bbls)             Gas (Mcf)
                                   ----------             ---------
        1996                         15,700               1,868,000
        1997                         17,600               1,869,700
        1998                         14,900               1,846,400
        1999                         12,800               1,506,850
        2000                         15,800               1,645,850


         The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):



                                                      Proved Developed
                                          ----------------------------------------
                        As of               Future Net     Present Value of Future
                        12-31                Revenue             Net Revenue
                        -----             ------------     -----------------------

                        1996              $ 2,438,900            $  928,400
                        1997                2,447,600               904,800
                        1998                2,215,200               768,500
                        1999                2,256,800               936,700
                        2000               11,363,600             4,363,700

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Gas Drilling Fund 1982 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

         Since January 1, 2000, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2000 for vote by the holders of Partnership Units.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2001, there were 897 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 2000 or 1999. Aggregate cash distributions to the holders of the Units as of December 31, 2000, was $1,402,512.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Registrant is a "small business issuer" as defined in the Securities and Exchange Act Rule 12b-2 and no information is required to be provided by this Item 7A.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2001, Management acts as the Managing General Partner in a total of 47 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 180 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 53, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 48, has been a Director, Executive Vice President and Treasurer of Management since August 1985. She is also a Director and Executive Vice President and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Lynne G. Pizor, age 41, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994 and Prime Energy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 68, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2000 and 1999, the allocation of general and administrative expenses to the Partnership was $85,000 for both years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2001, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                                         Number
         Name and Address of Beneficial Owner                           Of Units             Percent
         ------------------------------------                           --------             -------

         PrimeEnergy Management Corporation
           One Landmark Square
           Stamford, CT 06901 ..........................................  1,249                8.60%

         PrimeEnergy Corporation
           One Landmark Square
           Stamford, CT 06901 ..........................................  2,770               19.27%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2000 was paid well operating fees ranging from about $493 to $ 890 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2000 and 1999, the Partnership paid an aggregate of $98,374 and $76,356, respectively, in such fees and expenses.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         ((a)   The following documents are filed as a part of this Report:

                1. Financial Statements (Index to the Financial Information at
                   page F-1)

                2. Financial Statement Schedules:
                   Schedule V Property and Equipment - Oil and Gas Properties
                   Schedule VI Accumulated Depreciation, Depletion and Amortization - Oil and Gas Properties

                3. Exhibits:

                   (3) Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund 1981 (Incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1981 Form 10-K for the year ended December 31, 1994.)

                   (23) Consent of Ryder Scott Company, L.P. (filed herewith)


         (b)    Reports on Form 8-K:

                No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                                  Sterling Gas Drilling Fund 1982
                                  By: PrimeEnergy Management Corporation
                                  Managing General Partner


                                  By: /s/ Charles E. Drimal Jr.
                                      -------------------------
                                      Charles E. Drimal, Jr.
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2001.



/s/ Charles E. Drimal Jr.             Director and President,
-------------------------------       PrimeEnergy Management Corporation
Charles E. Drimal, Jr.                The Principal Executive Officer


/s/ Beverly A. Cummings               Director, Executive Vice President and
-------------------------------       Treasurer, PrimeEnergy Management
Beverly A. Cummings                   Corporation; The Principal Financial and
                                      Accounting Officer

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

                                                                                                     Page No.
                                                                                                     --------

Selected Financial Data                                                                                 F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                               F-2

Report of Independent Public Accountants                                                                F-5

Financial Statements:

       Balance Sheets, December 31, 2000 and 1999                                                       F-6

       Statements of Operations for the Years Ended December 31,
       2000, 1999 and 1998                                                                              F-7

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 2000, 1999 and 1998                                                           F-8

       Statements of Cash Flows for the Years Ended December 31,
       2000, 1999 and 1998                                                                              F-9

       Notes to Financial Statements                                                                   F-10

Schedules:

       V    -  Property and Equipment - Oil and Gas Properties for
               the Years Ended December 31, 2000, 1999 and 1998                                        F-18

       VI   -  Accumulated Depreciation, Depletion, and Amortization -
               Oil and Gas Properties for the Years Ended December 31,
               2000, 1999 and 1998                                                                     F-19


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


                                              YEAR ENDED DECEMBER 31, (000's omitted)
                                              ---------------------------------------
                                              2000    1999     1998     1997    1996
                                              -----   -----    -----    -----   -----
Revenues..........................           $ 373    $ 246   $ 323    $ 359    $ 283
Net income (loss):
   Limited Partners...............              69      (24)     14       13       15
   General Partners...............              19        2       9        9       10
   Per equity unit................            4.84    (1.63)   1.00     0.91     1.06
Total assets......................             619      651     689      726      754
Cash distributions:
   Limited Partners...............              --       --      --       --       --
   General Partners...............              --       --      --       --       --
   Limited partners as
   a % of original
   contribution...................              --       --      --       --       --


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2000, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000 was approximately $4,363,671, as compared to December 31, 1999, of about $936,729. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measure in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Gas Drilling Fund 1982 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

         2. Capital resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent drilling contractor in December, 1982 for $11,400,000. Pursuant to the terms of this contract, fifty-one wells have been drilled resulting in fifty producing wells and one dry-hole. The Partnership has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provision of the Agreement of Limited Partnership of the Partnership.

         3.  Results of operations:

         2000 compared to 1999

         The Partnership's overall operating revenue increased from $246,405 in 1999 to $ 373,290 in 2000. The Partnership receives the majority of its revenue from gas production combined with some oil production. During 2000, the Partnership's oil production was stable and average price per barrel was significantly higher than the previous year, from 1,226 barrels and $14.81 in 1999 to 1,174 barrels and $27.32 in 2000. The main contributing factor to the overall revenue increase was a higher average price per MCF, $2.53 in 1999 to $3.53 in 2000. The Partnership was not adversely affected by lower gas production than in the previous year, from 88,511 MCF in 1999 to 85,689 MCF in 2000. The Partnership also received $38,424 in revenue from a one time settlement of a class action lawsuit in which the Partnership participated. Production declines can be of a normal nature, a result of minor shut-ins due to repairs or even as a result of variations in pressure flows between the wells gas lines and the main transport line.

         Production expenses increased from $122,394 in 1999 to $147,353 in 2000. During 2000 and 1999, the production related expenditures included repairs, maintenance, labor, supplies and other normal upkeep expenses. Some lease operating expenses vary with the amount of production sold. The variable costs expended in both 2000 and 1999 were reasonable based upon each years production. General and administrative costs remained relatively unchanged from $107,109 in 1999 to $105,407 in 2000. Management will use in-house resources if it provides efficient and timely services to the partnership. Amounts in both years are substantially less than the $ 718,500 allowed to be allocated to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion deduction was needed in 2000 or 1999. The overall depreciation, depletion and amortization was consistent with the rates used and the existing property basis.

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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Gas Drilling Fund 1982:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 1, 2001

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                                        Assets

                                                                                     2000                   1999
                                                                                 ------------           ------------

Current Assets:
  Cash and cash equivalents (Note 2)                                             $          3           $          4
                                                                                 ------------           ------------
     Total Current Assets                                                                   3                      4
                                                                                 ------------           ------------

Oil and Gas Properties - successful efforts methods (Note 3) -
 (Schedules V and VI):
  Leasehold costs                                                                     466,804                466,804
  Wells and related facilities                                                     11,970,091             11,970,091
                                                                                 ------------           ------------
      Total                                                                        12,436,895             12,436,895
  Less - Accumulated depreciation, depletion
          and amortization                                                        (11,817,963)           (11,785,739)
                                                                                 ------------           ------------
                                                                                      618,932                651,156
                                                                                 ------------           ------------

     Total Assets                                                                $    618,935           $    651,160
                                                                                 ============           ============

                                            Liabilities and Partners' Equity

Current Liabilities:
  Due to affiliates (Note 6)                                                     $    124,619           $    245,150
                                                                                 ------------           ------------
     Total Current Liabilities                                                        124,619                245,150
                                                                                 ------------           ------------

Partners' Equity:
  Limited partners                                                                    745,531                676,005
  General partners                                                                   (251,215)              (269,995)
                                                                                 ------------           ------------
     Total Partners' Equity                                                           494,316                406,010
                                                                                 ------------           ------------

     Total Liabilities and Partners' Equity                                      $    618,935           $    651,160
                                                                                 ============           ============



   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                       2000                              1999                               1998
                         --------------------------------  --------------------------------   -------------------------------
                         Limited     General               Limited     General                Limited     General
                         Partners    Partners     Total    Partners    Partners    Total      Partners    Partners    Total
                         ---------  ---------   ---------  ---------   ---------  ---------   ---------  ---------  ---------

Revenues:
  Operating revenues     $ 281,790  $  53,076   $ 334,866  $ 203,756   $  38,378  $ 242,134   $ 271,611  $  51,159  $ 322,770
  Other revenue
   (Note 10)                32,334      6,090      38,424      3,594         677      4,271          --         --         --
                         ---------  ---------   ---------  ---------   ---------  ---------   ---------  ---------  ---------

     Total Revenue         314,124     59,166     373,290    207,350      39,055    246,405     271,611     51,159    322,770
                         ---------  ---------   ---------  ---------   ---------  ---------   ---------  ---------  ---------

Costs and Expenses:
  Production expenses      123,997     23,356     147,353    102,995      19,399    122,394     131,725     24,811    156,536
  Depreciation,
   depletion and
   amortization             31,901        323      32,224     37,865         383     38,248      36,256        366     36,622
  General and
   administrative
   expenses (Note 7)        88,700     16,707     105,407     90,132      16,977    107,109      89,319     16,824    106,143
                         ---------  ---------   ---------  ---------   ---------  ---------   ---------  ---------  ---------

    Total Expenses         244,598     40,386     284,984    230,992      36,759    267,751     257,300     42,001    299,301
                         ---------  ---------   ---------  ---------   ---------  ---------   ---------  ---------  ---------

     Net Income (Loss)   $  69,526  $  18,780   $  88,306  $ (23,642)  $   2,296  $ (21,346)  $  14,311  $   9,158  $  23,469
                         =========  =========   =========  =========   =========  =========   =========  =========  =========

  Net Income (Loss) Per
   Equity Unit (Note 2)  $    4.84                         $   (1.65)                         $    1.00
                         =========                         =========                          =========



   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                            Limited                General
                                                            Partners               Partners               Total
                                                            --------               ---------             --------

Balance at December 31, 1997                                $685,336               $(281,449)            $403,887
Net Income                                                    14,311                   9,158               23,469
                                                            --------               ---------             --------
Balance at December 31, 1998                                 699,647                (272,291)             427,356
Net Income                                                   (23,642)                  2,296              (21,346)
                                                            --------               ---------             --------
Balance at December 31, 1999                                 676,005                (269,995)             406,010
Net Income                                                    69,526                  18,780               88,306
                                                            --------               ---------             --------
Balance at December 31, 2000                                $745,531               $(251,215)            $494,316
                                                            ========               =========             ========


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                        2000              1999               1998
                                                                      --------          --------           --------
Cash Flows From Operating Activities:
 Net income (loss)                                                  $   88,306          $(21,346)          $ 23,469
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation, depletion and
    Amortization                                                        32,224            38,248             36,622
   Changes in Assets and Liabilities:
    Due to affiliates                                                 (120,531)          (16,918)           (60,078)
                                                                    ----------          --------           --------
      Net Cash Provided (Used) by
       Operating Activities                                                 (1)              (16)                13
                                                                    ----------          --------           --------
Net increase (decrease) in cash and cash
 Equivalents                                                                (1)              (16)                13
Cash and cash equivalents, beginning of
 Year                                                                        4                20                  7
                                                                    ----------          --------           --------
Cash and cash equivalents, end of year                              $        3          $      4           $     20
                                                                    ==========          ========           ========



   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

                        DECEMBER 31, 2000, 1999 AND 1998


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

                        DECEMBER 31, 2000, 1999 AND 1998


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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2000, 1999 and 1998:

                                                                        2000          1999           1998
                                                                       ------        ------         ------

              Average sales price per MCF of gas                       $ 3.53        $ 2.53         $ 3.17
              Average sales price per BBL of
               oil and other liquids                                   $27.32        $14.81         $11.72
              Production expense per dollar of
               operating revenue                                       $ 0.44        $ 0.51         $ 0.48

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2001. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2000, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                                                                                          (Unaudited)
                                                                                  ---------------------------
                                                                                  GAS (MCF)         OIL (BBL)
                                                                                  ---------         ---------

         Reserves as of December 31, 1997                                         1,869,745           17,600
         Revisions of previous estimates                                             74,716           (1,719)
         Production                                                                 (98,083)            (980)
                                                                                  ---------        ---------
         Reserves as of December 31, 1998                                         1,846,378           14,901
         Revisions of previous estimates                                           (251,382)            (886)
         Production                                                                 (88,511)          (1,226)
                                                                                  ---------        ---------
         Reserves as of December 31, 1999                                         1,506,852           12,789
         Revisions of previous estimates                                            224,684            4,191
         Production                                                                 (85,689)          (1,174)
                                                                                  ---------        ---------
         Reserves as of December 31, 2000                                         1,645,847           15,806
                                                                                  =========        =========

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 2000, 1999 and 1998. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced in 2000, 1999 and 1998.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



(5)      Allocation of Partnership Revenues, Income, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership income and expenditures, including deductions attributable thereto, are to be allocated as follows:

         Drilling and completion costs (paid out of initial capital contributions):
             Limited partners                                             99.00%
             General partners                                              1.00%
                                                                         -------
                                                                         100.00%
                                                                         =======

         Syndication costs sales commission and cost acquiring leases:
             Limited partners                                               -- %
             General partners                                            100.00%
                                                                         -------
                                                                         100.00%
                                                                         =======

         Offering costs up to $50,000 incurred by Dealer-Manager:
             Limited partners                                               -- %
             General partners                                            100.00%
                                                                         -------
                                                                         100.00%
                                                                         =======

         Offering costs other than $50,000 paid by the general partners
         (up to a maximum of $50,000):
             Limited partners                                             99.00%
             General partners                                              1.00%
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
                                                                         -------
                                                                         100.00%
                                                                         =======

                        STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


(6)      Transactions With Affiliates:

         (a) The payable to affiliates at December 31, 2000 and 1999 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator's fees (Note 6(b)), and advances to finance the Partnerships' loan payments net of revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $493 for each producing gas well and $890 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year $92,043 $62,122 and $104,060 of production operator's fees were incurred, respectively.

         (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2000, 1999 and 1998 for which it was billed $5,971, $14,234, and $1,456 respectively.


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

         During 2000, 1999 and 1998, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $85,000, for each year.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


(8)      Federal Income Taxes:

         The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                                         Year Ended December 31,
                                                             ----------------------------------------------
                                                               2000               1999               1998
                                                             --------           --------           --------
         Net income as
          reported on the
          Partnership's federal
          income tax return                                  $115,424           $ 13,510           $ 54,460
         Depreciation, depletion and
          amortization for financial
          reporting purposes
          greater than income
          tax amount                                          (27,117)           (34,856)           (30,991)
                                                             --------           --------           --------
         Net income (loss) per
          accompanying financial
          statements                                         $ 88,307           $(21,346)          $ 23,469
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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



 (9)     Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:


             Purchaser                               2000               1999              1998
             ---------                             --------           --------          --------

             American Refining Group                $ 32,066           $ 18,157          $ 12,123
             Phoenix Diversified                    $302,799           $186,712          $271,216


         The Partnership renewed its gas purchase contracts in December, 2000 resulting in a fixed price for one year.


(10)     Other Revenue:

         In 2000 the Partnership was a member of a Class of Oil Producers involved in litigation alleging that the principal refiners of Penn Grade crude engaged in a conspiracy to fix, lower, maintain and stabilize the purchase prices of crude purchased by the refiners from the oil producers. The Partnership received this amount pursuant to the Settlement Agreement of this litigation.

         In 1999 other revenue represents settled claims against Columbia Gas Transmission Corp. (Columbia) arising from amounts due from Columbia when they declared bankruptcy. No significant additional claims are expected concerning this matter.

                                                                      SCHEDULE V
                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                     Balance at                                                       Balance
                                     Beginning        Additions                     Other              at End
                                      of Year          at Cost    Retirements      Changes            of Year
                                     -----------      --------    -----------     -----------        -----------
Year Ended December 31, 2000:
  Leasehold costs                    $   466,804        $  --        $  --           $  --           $   466,804
  Wells and related equipment         11,970,091           --           --              --            11,970,091
                                     -----------        -----        -----           -----           -----------
                                     $12,436,895        $  --        $  --           $  --           $12,436,895
                                     ===========        =====        =====           =====           ===========
Year ended December 31, 1999:
  Leasehold costs                    $   466,804        $  --        $  --           $  --           $   466,804
  Wells and related equipment         11,970,091           --           --              --            11,970,091
                                     -----------        -----        -----           -----           -----------
                                     $12,436,895        $  --        $  --           $  --           $12,436,895
                                     ===========        =====        =====           =====           ===========
Year Ended December 31, 1998:
  Leasehold costs                    $   466,804        $  --        $  --           $  --           $   466,804
  Wells and related equipment         11,970,091           --           --              --            11,970,091
                                     -----------        -----        -----           -----           -----------
                                     $12,436,895        $  --        $  --           $  --           $12,436,895
                                     ===========        =====        =====           =====           ===========

                                                                    SCHEDULE VI

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                     Balance at          Charges to                                            Balance
                                     Beginning           Costs and                           Other             at End
                                      of Year             Expenses      Retirements       Retirements          of Year
                                     -----------         -----------    -----------       -----------        -----------
Year Ended December 31, 2000:
  Wells and related facilities        $11,335,097        $    31,425        $   --           $   --          $11,366,522
  Leasehold costs                         450,642                799            --               --              451,441
                                      -----------        -----------        ------           ------          -----------
                                      $11,785,739        $    32,224        $   --           $   --          $11,817,963
                                      ===========        ===========        ======           ======          ===========
Year ended December 31, 1999:
  Wells and related facilities        $11,297,799        $    37,298        $   --           $   --          $11,335,097
  Leasehold costs                         449,692                950            --               --              450,642
                                      -----------        -----------        ------           ------          -----------
                                      $11,747,491        $    38,248        $   --           $   --          $11,785,739
                                      ===========        ===========        ======           ======          ===========
Year Ended December 31, 1998:
  Wells and related facilities        $11,262,086        $    35,713        $   --           $   --          $11,297,799
  Leasehold costs                         448,783                909            --               --              449,692
                                      -----------        -----------        ------           ------          -----------
                                      $11,710,869        $    36,622        $   --           $   --          $11,747,491
                                      ===========        ===========        ======           ======          ===========


                                  EXHIBIT INDEX



EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------


(3)      Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund
         1982 (incorporated by reference to Exhibit (3) of Sterling Gas Drilling
         Fund 1982 Form 10-K for the year ended December 31, 1994)

(23)     Consent of Ryder Scott Company (filed herewith)