Form 10-Q
period 2001-03-31
STERLING GAS DRILLING FUND 1982
filed 2001-05-11
CIK 704202


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

Balance Sheets - March 31, 2001 and December 31, 2000.

Statements of Operations for the Three Months Ended March 31, 2001 and 2000.

Statements of Changes in Partners' Equity for the Three Months Ended March 30, 2001 and 2000.

Statements of Cash Flows for the Three Months Ended March 30, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 2001, the General partners have distributed to the Limited partners $1,402,512 or 9.76%of the total Limited Partner capital contributions to the Limited partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000 was approximately $4,363,700, as compared to December 31, 1999, of about $936,729 The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market


prices have been around the $4.50 mark. While it may reasonably be anticipated that the prices received by Sterling Gas Drilling Fund 1982 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

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

During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Gas Drilling Fund 1982 Limited Partnership has been included in the Farmout Agreement. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminatated in April 2001. Since CNR did not exercise their rights under this agreement, PrimeEnergy will attempt to find other parties interested in this acreage, however there is no guarantee that a new agreement will be made.

3. Results of Operations -

The Partnership experienced very stable gas production and a mild increase in oil production, from 21,722 MCF to 19,037 MCF in 2001. The average prices changed from $3.22 per MCF and to $6.21 per MCF in 2001. The combination of good production and prices resulted in overall operating revenues to increase from $81,212 in 2000 to $158,427 in 2001. Production expenses increased to $63,746 in 2001 from $32,075 in 2000. The production expenses include variable costs associated with volume and price changes, repairs and labor costs associated with the wells and well sites. During both years some additional maintenance was performed at various sites in order to help increase and maintain production levels.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2000 and 2001 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undercounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2000 or 2001.


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


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

May 2, 2001
(Date)


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	March 31, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$3	$3
Due from others	0	0
	----------------	--------------
Total current assets	3	3
	----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,825,623)	(11,817,963)
	----------------	--------------
Total Oil and Gas Properties	611,272	618,932
	----------------	---------------
Total assets	$611,275	$618,935
	=========	========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$98,074	$124,619
	----------------	---------------
Total current liabilities	98,074	124,619
	----------------	---------------
Partners' Equity
Limited partners	760,286	745,531
General partners	(247,085)	(251,215)
	----------------	--------------
Total partners' equity	513,201	494,316
	----------------	---------------

Total liabilities and partners' equity	$611,275	$618,935
	=========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$100,983	$19,020	$120,003
	--------------	--------------	--------------
Total Revenue	100,983	19,020	120,003
	--------------	--------------	--------------

Costs and Expenses:
Production expense	53,642	10,104	63,746
General and administrative to a related party	21,206	3,994	25,200
General and administrative	3,798	715	4,513
Depreciation, depletion and amortization	7,582	77	7,659
	--------------	--------------	--------------
Total Costs and Expenses	86,228	14,890	101,118
	--------------	--------------	--------------
Net Income (Loss)	$14,755	$4,130	$18,885
	========	========	========
Net Income (Loss) per equity unit	$1.03
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$68,340	$12,872	$81,212
	--------------	--------------	--------------
Total Revenue	68,340	12,872	81,212
	--------------	--------------	--------------

Costs and Expenses:
Production expense	26,991	5,084	32,075
General and administrative to a related party	17,881	3,368	21,249
General and administrative	4,943	931	5,874
Depreciation, depletion and amortization	8,945	90	9,035
	--------------	--------------	--------------
Total Costs and Expenses	58,760	9,473	68,233
	--------------	--------------	--------------
Net Income (Loss)	$9,580	$3,399	$12,979
	========	========	========
Net Income (Loss) per equity unit	$.67
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 1999	$676,005	$(269,995)	$406,010
Net Income(Loss)	69,526	18,780	88,306
	------------	------------	-----------
Balance at December 31, 2000	745,531	(251,215)	494,316
Net Income(Loss)	14,755	4,130	18,885
	------------	------------	----------
Balance at March 31, 2001	$760,286	$(247,085)	$513,201
	=======	=======	======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2001	Three months Ended March 31, 2000

Net cash provided by operating activities	$0	$6
	-----------------	-----------------

Net increase(decrease) in cash and cash equivalents	0	6

Cash and cash equivalents at beginning of period	3	4
	-----------------	-----------------
Cash and cash equivalents at end of period	$3	$10
	==========	==========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

March 31, 2001

1. The accompanying statements for the period ending March 31, 2001 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.