Form 10-Q
period 2001-06-30
STERLING GAS DRILLING FUND 1982
filed 2001-08-09
CIK 704202


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

Balance Sheets June 30, 2001 and December 31, 2000.

Statements of Operations for the Six and the Three Months Ended June 30, 2001 and 2000.

Statements of Changes in Partners' Equity for the Six and the Three Months Ended June 30, 2001 and 2000.

Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 2001, the General partners have distributed to the Limited partners $1,402,512 or 9.76%of the total Limited Partner capital contributions to the Limited partners.

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

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first six months of 2001 has been from $3.21 to $10.69 with an average of $5.34. The Partnership actually received an average price for gas sold of $5.93 during the first six months of 2001.


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

During early 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Gas Drilling Fund 1982 Limited Partnership has been included in the Farmout Agreement. This agreement provided for a small cash bonus paid at closing and gives EAE the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement closed in May 2001 and will be in effect till May 1, 2003. The Partnership's share of the acreage bonus was $55,881. There is no guarantee that EAE will exercise their rights under this agreement. After this contract terminates, PrimeEnergy will attempt to find other parties interested in the Partnership's acreage, however there is no guarantee that a new agreement will be made. This opportunity may come up again over the next few years, PrimeEnergy will continue to purse this type of potential revenue if feasible.

3. Results of Operations -

The Partnership experienced reduced gas and oil production, from 44,825 MCF and 837 BBLS in 2000 to 38,018 MCF and 483 BBLS in 2001. The average prices changed from $3.24 per MCF and $25.57 per barrel in 2000 to $5.93 per MCF and $24.04 BBLS in 2001. The overall revenue increased from $166,435 in 2000 to $237,131 in 2001 because of the positive significant change in average price per MCF. Production expenses increased to $124,929 in 2001 from $72,066 in 2000. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Production expenses, during 2000, were limited to normal maintenance and upkeep of the wells and well sites. During 2001 some additional maintenance was performed at various sites, which may include small tools and supplies purchased, electrical work, chemicals and labor costs.

The Partnerships other income is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the partnership. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest. The amount of the cash bonus paid to the partnership is $55,881.


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

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

August 8, 2001
(Date)


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$4	$3
Due from others	0	0
	-----------------	--------------
Total current assets	4	3
	-----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,291	11,970,091
less accumulated depreciation, depletion and
amortization	(11,833,282)	(11,817,963)
	-----------------	--------------
Total Oil and Gas Properties	603,813	618,932
	-----------------	---------------
Total assets	$603,817	$618,935
	==========	===========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$15,003	$124,619
	----------------	---------------
Total current liabilities	15,003	124,619
	----------------	------------------

Partners' Equity
Limited partners	831,074	745,531
General partners	(242,260)	(251,215)
	----------------	--------------
Total partners' equity	588,814	494,316
	----------------	-----------------

Total liabilities and partners' equity	$603,817	$618,935
	=========	==========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2001
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$199,546	$37,585	$237,131
Other income	55,322	559	55,881
	--------------	--------------	--------------
Total Revenue	254,868	38,144	293,012
	--------------	--------------	--------------

Costs and Expenses:
Production expense	105,128	19,801	124,929
General and administrative to a related party	42,412	7,988	50,400
General and administrative	6,620	1,247	7,867
Depreciation, depletion and amortization	15,165	153	15,318
	--------------	--------------	--------------
Total Costs and Expenses	169,325	29,189	198,514
	--------------	--------------	--------------
Net Income (Loss)	$85,543	$8,955	$94,498
	========	========	========
Net Income (Loss) per Equity unit	$5.95
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2000
	Limited Partners		General Partners		Total
Revenue:
Operating revenue	$140,055		$26,380		$166,435
Other income	0		0		0
	-------------		-------------		-------------
Total Revenue	140,055		26,380		166,435
	-------------		-------------		-------------

Costs and Expenses:
Production expense	60,643		11,423		72,066
General and administrative to a related party	35,762		6,736		42,498
General and administrative	12,225		2,303		14,528
Depreciation, depletion and amortization	17,890		181		18,071
	-------------		-------------		-------------
Total Costs and Expenses	126,520		20,643		147,163
	-------------		-------------		-------------
Net Income(Loss)	$13,535		5,737		19,272
	=======	$	========	$	========
Net Income(Loss) per equity unit	$.94
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2001
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$98,563	$18,565	$117,128
Other income	55,322	559	55,881
	-------------	-------------	-------------
Total Revenue	153,885	19,124	173,009
	-------------	-------------	-------------

Costs and Expenses:
Production expense	51,486	9,697	61,183
General and administrative to a related party	21,206	3,994	25,200
General and administrative	2,822	532	3,354
Depreciation, depletion and amortization	7,583	76	7,659
	-------------	-------------	-------------
Total Costs and Expenses	83,097	14,299	97,396
	-------------	-------------	-------------
Net Income (Loss)	$70,788	$4,825	$75,613
	=======	=======	=======
Net Income (Loss) per equity unit	$4.93
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2000
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$71,715	$13,508	$85,223
Other income	0	0	0
	-------------	-------------	-------------
Total Revenue	71,715	13,508	85,223
	-------------	-------------	-------------

Costs and Expenses:
Production expense	33,652	6,339	39,991
General and administrative to a related party	17,881	3,368	21,249
General and administrative	7,282	1,372	8,654
Depreciation, depletion and amortization	8,945	91	9,036
	------------	-------------	-------------
Total Costs and Expenses	67,760	11,170	78,930
	------------	-------------	-------------
Net Income (Loss)	$3,955	$2,338	$6,293
	=======	=======	=======
Net Income (Loss) per equity unit	$0.28
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ending June 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$745,531	$(251,215)	$494,316
Net Income(Loss)	85,543	8,955	94,498
	-------------	-------------	-------------
Balance at end of period	$831,074	(242,260)	$588,814
	========	========	========

		Six Months Ending June 30, 2000
	Limited Partners	General Partners	Total

Balance at beginning of period	$676,005	$(269,995)	$406,010
Net Income(Loss)	13,535	5,737	19,272
	-------------	-------------	-------------
Balance at end of period	$689,540	$(264,258)	$425,282
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending June 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$760,286	$(247,085)	$513,201
Net Income(Loss)	70,788	4,825	75,613
	-------------	-------------	-------------
Balance at end of period	$831,074	$(242,260)	$588,814
	========	========	========

		Three Months Ending June 30, 2000
	Limited Partners	General Partners	Total

Balance at beginning of period	$685,585	$(266,596)	$418,989
Net Income(Loss)	3,955	2,338	6,293
	-------------	-------------	-------------
Balance at end of period	$689,540	$(264,258)	$425,282
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2001	Six months Ended June 30, 2000

Net cash provided by operating activities	$1	$2
	---------------	---------------

Net increase(decrease) in cash and cash equivalents	1	2

Cash and cash equivalents at beginning of period	3	4
	---------------	---------------
Cash and cash equivalents at end of period	$4	$6
	=========	=========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

June 30, 2001

1. The accompanying statements for the period ending June 30, 2001 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.