Form 10-Q
period 2001-09-30
STERLING GAS DRILLING FUND 1982
filed 2001-11-13
CIK 704202


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

Balance Sheets - September 30, 2001 and December 31, 2000.

Statements of Operations for the Nine and the Three Months Ended September 30, 2001 and 2000.

Statements of Changes in Partners' Equity for the Nine and the Three Months Ended September 30, 2001 and 2000.

Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 2001, the General partners have distributed to the Limited partners $1,402,512 or 9.76%of the total Limited Partner capital contributions to the Limited partners.

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

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a

<page 3>

low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first nine months of 2001 has been from $1.82 to $10.69 with an average of $4.47. The three month average from July to September 2001 was $2.73. The Partnership actually received an average price for gas sold of $5.49 during the first nine months of 2001. The majority of the Partnership's gas revenue is sold under a gas contract which started December 1, 2000 and will end November 30, 2001. The Partnership will have no problem selling its gas after the contract ends, but gas produced will most likely be sold at a price that reflects the current market conditions.

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

PrimeEnergy Management is currently negotiating a similar Farmout Agreeement covering approximetly 6,000 acres in Roane County, West Virginia. Partnership acreage may be included in this farmout. If this farmout is not completed PrimeEnergy will attempt to find other parties interested in the Partnership's acreage, however there is no guarantee that a new agreement will be made. This opportunity may come up again over the next few years, PrimeEnergy will continue to purse this type of potential revenue if feasible.

<page 4>

3. Results of Operations -

The Partnership experienced minor decreases in both gas and oil produced, from 63,191 MCF and 1,067 BBLS in 2000 to 58.294 MCF and 902 BBLS in 2001. The average prices changed from $3.26 per MCF and $26.70 per barrel in 2000 to $5.49 per MCF and $23.72 BBLS in 2000. The combination of good production and prices resulted in overall operating revenues to increase from $234,977 in 2000 to $341,182 in 2001.

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

Production expenses increased to $177,093 in 2001 from $109,907 in 2000. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Production expenses, during 2001, were incurred for normal maintenance and upkeep of the wells and well sites . Some additonal costs in 2000 were incurred to help maintain production volumes.

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

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

November 8, 2001
(Date)


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	September 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$2	$3
Due from others	6,747	0
	----------------	-------------------
Total current assets	6,749	3
	----------------	-------------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,840,942)	(11,817,963)
	----------------	-------------------
Total Oil and Gas Properties	595,953	618,932
	----------------	-------------------
Total assets	$602,702	$618,935
	==========	===========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$0	$124,619
	-----------------	-------------------
Total current liabilities		124,619
	-----------------	-------------------

Partners' Equity
Limited partners	841,793	745,531
General partners	(238,891)	(251,215)
	-----------------	-------------------
Total partners' equity	602,902	494,316
	-----------------	-------------------

Total liabilities and partners' equity	$602,902	$618,935
	==========	===========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$287,105	$54,077	$341,182
Other income	55,322	559	55,881
	-------------	-------------	-------------
Total Revenue	342,427	54,636	397,063
	-------------	-------------	-------------

Costs and Expenses:
Production expense	149,192	28,101	177,293
General and administrative to a related party	63,617	11,983	75,600
General and administrative	10,776	2,030	12,806
Depreciation, depletion and amortization	22,748	230	22,978
	-------------	-------------	-------------
Total Costs and Expenses	246,333	42,344	288,677
	-------------	-------------	-------------
Net Income	$96,094	$12,292	$108,386
	========	========	========
Net Income per Equity unit	$6.69
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$197,733	$37,244	$234,977
	-------------	-------------	-------------
Total Revenue	197,733	37,244	234,977
	-------------	-------------	-------------

Costs and Expenses:
Production expense	92,487	17,420	109,907
General and administrative to a related party	53,643	10,104	63,747
General and administrative	14,215	2,678	16,893
Depreciation, depletion and amortization	26,833	271	27,104
	-------------	-------------	-------------
Total Costs and Expenses	187,718	30,473	217,651
	-------------	-------------	-------------
Net Income	$10,555	$6,771	$17,326
	========	========	========
Net Income per equity unit	$0.73
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$87,559	$16,492	$104,051
Other income
	------------	------------	------------
Total Revenue	87,559	16,492	104,051
	------------	------------	------------

Costs and Expenses:
Production expense	44,064	8,300	52,364
General and administrative to a related party	21,205	3,995	25,200
General and administrative	4,156	783	4,939
Depreciation, depletion and amortization	7,583	77	7,660
	------------	------------	------------
Total Costs and Expenses	77,008	13,155	90,163
	------------	------------	------------
Net Income	$10,551	$3,337	$13,888
	=======	=======	=======
Net Income per equity unit	$0.73
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$57,678	$10,864	$68,542
	------------	------------	------------
Total Revenue	57,678	10,864	68,542
	------------	------------	------------

Costs and Expenses:
Production expense	31,844	5,997	37,841
General and administrative to a related party	17,881	3,368	21,249
General and administrative	1,990	375	2,365
Depreciation, depletion and amortization	8,943	90	9,033
	------------	------------	------------
Total Costs and Expenses	60,658	9,830	70,488
	------------	------------	------------
Net Income/ (Loss)	$(2,980)	$1,034	$(1,946)
	=======	=======	=======
Net Income /(Loss)per equity unit	$(0.21)
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$745,531	(251,215)	$494,316
Net Income	96,094	12,292	108,386
	------------	------------	------------
Balance at end of period	$841,625	(238,923)	$602,702
	=======	=======	=======

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$676,005	$(269,995)	$406,010
Net Income	10,555	6,771	17,326
	------------	------------	------------
Balance at end of period	$686,560	(263,224)	$423,336
	=======	=======	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$831,074	$(242,260)	$588,814
Net Income	10,551	3,337	13,888
	-----------	-----------	-----------
Balance at end of period	$841,625	(238,923)	$602,702
	=======	=======	=======

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$689,540	$(264,258)	$425,282
Net Income(Loss)	(2,980)	1,034	(1,946)
	------------	------------	------------
Balance at end of period	$686,560	$(263,224)	$423,336
	=======	=======	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2001	Nine months Ended September 30, 2000

Net cash provided by operating activities	$198	$2
	---------------	---------------
Cash Flows from investing activities:
Investment in wells and related facilities	(200)	0
	---------------	---------------
Net Cash used in investing activities	(200)	0
	----------------	---------------

Net increase(decrease) in cash and cash equivalents	(2)	2

Cash and cash equivalents at beginning of period	3	4
	---------------	---------------
Cash and cash equivalents at end of period	$1	$6
	=========	=========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

September 30, 2001

1. The accompanying statements for the period ending September 30, 2001 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.