Form 10-K
period 2001-12-31
STERLING GAS DRILLING FUND 1982
filed 2002-03-28
CIK 704202

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

         The number of Units of the Registrant outstanding as of March 15, 2002, was: 14,370.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------

                         STERLING GAS DRILLING FUND 1982

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

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

         During 2001, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2001, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

         During early 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Gas Drilling Fund 1982 Limited Partnership has been included in the Farmout Agreement. This agreement provided for a small cash bonus paid at closing and gives EAE the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement closed in May 2001 and will be in effect till May 1, 2003. If EAE does not exercise their rights under this agreement PrimeEnergy will attempt to find other parties interested in this acreage, however there is no guarantee that a new agreement will be made.

         During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Gas Drilling Fund 1982 Limited Partnership was included in the Farmout Agreement. Pursuant to this agreement, CNR had the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminated in April 2001. CNR did not exercise their rights to select acreage and drill a well.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 2001, approximately $353,113 or 87% of the Partnership's gas production was purchased by Dominion field Services( formerly named Phoenix Diversified) and about $23,289 or 93%, of the Partnership's oil production was purchased by the clearfield Appalachian Holdings ( formerly named the American Refining Group). None of these purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2001 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2001, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

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

         The following table sets forth the Partnership's oil & gas production, average sales price and average production costs as of and for the periods indicated:

                                                            YEAR ENDED DECEMBER 31
                                    -----------------------------------------------------------------------
                                       2001           2000           1999           1998           1997
                                    -----------    -----------    -----------    -----------    -----------
Production
Oil and Condensate (bbl)                  1,091          1,174          1,226            982          2,089
Gas (Mcf)                                78,744         85,689         88,511         99,089        100,271
Average Price of Sales:
Oil and Condensate ($ per bbl)      $     22.82    $     27.32    $     14.81    $     11.69    $     18.73
Gas ($ per Mcf)                     $      5.13    $      3.53    $      2.53    $      3.14    $      3.17
Production  Expense  per  Dollar
Of Operating Revenue                $      0.53    $      0.44    $      0.51    $      0.48    $      0.54

OIL AND GAS RESERVES

         The Ryder Scott Company, L.P. has evaluated the Partnership's interests in proved developed oil and gas properties for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                  Proved Developed
                           --------------------------------
                           Oil (bbls)             Gas (Mcf)
                           ----------             ---------
1997                         17,600               1,869,700
1998                         14,900               1,846,400
1999                         12,800               1,506,850
2000                         15,800               1,645,850
2001                         13,700               1,354,100

         The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                      Proved Developed
                             ----------------------------------
                                                  Present Value
                              Future Net          of Future Net
As of12-31                     Revenue               Revenue
----------                   -----------          -------------
1997                          2,447,600              904,800
1998                          2,215,200              768,500
1999                          2,256,800              936,700
2000                         11,363,600            4,363,700
2001                          1,930,100              788,000

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.31 with an average of $2.42. The recent futures market prices have been in the $3.00 range.

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

         Since January 1, 2001, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2001 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2002, there were 856 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 2001 or 2000. Aggregate cash distributions to the holders of the Units as of December 31, 2001, was $1,402,512.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2002, Management acts as the Managing General Partner in a total of 45 limited partnerships and joint ventures, of which 4 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 207 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 54, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 49, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Lynne G. Pizor, age 42, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994 and Prime Energy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 69, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2001 and 2000, the allocation of general and administrative expenses to the Partnership was $100,800 and $85,000 respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2002, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                                Number
Name and Address of Beneficial Owner                           Of Units             Percent
------------------------------------                           --------             -------

PrimeEnergy Management Corporation
  One Landmark Square
  Stamford, CT 06901 ..........................................   1,249               8.60%

PrimeEnergy Corporation
  One Landmark Square
  Stamford, CT 06901 ..........................................   3,383              23.54%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2001 was paid well operating fees ranging from about $287 to $ 943 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2001 and 2000, the Partnership paid an aggregate of $158,564 and $98,374, respectively, in such fees and expenses.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

                                       Sterling Gas Drilling Fund 1982
                                       By: PrimeEnergy Management Corporation
                                       Managing General Partner

                                       By: /s/ Charles E. Drimal Jr.
                                           ------------------------------------
                                       Charles E. Drimal, Jr.
                                       President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2002.

/s/ Charles E. Drimal Jr             Director and President,
-------------------------------      PrimeEnergy Management Corporation
Charles E. Drimal, Jr.
The Principal Executive Officer

/s/ Beverly A. Cummings              Director and Vice President and Treasurer,
-------------------------------      PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial
  and Accounting Officer

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

                                                                                                     Page No.
                                                                                                     --------

Selected Financial Data                                                                                 F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                               F-2

Report of Independent Public Accountants                                                                F-5

Financial Statements:

       Balance Sheets, December 31, 2001 and 2000                                                       F-6

       Statements of Operations for the Years Ended December 31,
       2001, 2000 and 1999                                                                              F-7

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 2001, 2000 and 1999                                                           F-8

       Statements of Cash Flows for the Years Ended December 31,
       2001, 2000 and 1999                                                                              F-9

       Notes to Financial Statements                                                                    F-10

Schedules:

       V     -  Property and Equipment - Oil and Gas Properties for
                the Years Ended December 31, 2001, 2000 and 1999                                        F-18

       VI    -  Accumulated Depreciation, Depletion, and Amortization -
                Oil and Gas Properties for the Years Ended December 31,
                2001, 2000 and 1999                                                                     F-19

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

                                    YEAR ENDED DECEMBER 31, (000's omitted)
                             -----------------------------------------------------
                               2001       2000       1999        1998       1997
                             --------   --------   --------    --------   --------

Revenues .................   $    517   $    373   $    246    $    323   $    359
Net income (loss):
   Limited Partners ......        114         69        (24)         14         13
   General Partners ......         27         19          2           9          9
   Per equity unit .......       7.91       4.84      (1.63)       1.00       0.91
Total assets .............        635        619        651         689        726
Cash distributions:
   Limited Partners ......         --         --         --          --         --
   General Partners ......         --         --         --          --         --
   Limited partners as
   a % of original
   contribution ..........         --         --         --          --         --


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2001, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2001 was approximately $788,035 as compared to December 31, 2000, of about $4,363,671. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measure in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2001 were not considered. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.31 with an average of $2.42. The recent futures market prices have been in the $3.00 range.

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

         3. Results of operations:

         2001 compared to 2000

         The Partnership's overall operating revenue increased from $373,290 in 2000 to $ 517,181 in 2001. The Partnership receives the majority of its revenue from gas production combined with some oil production. During 2001, the Partnership's oil production and average price per barrel declined from the previous year, from 1,174 barrels and $27.32 in 2000 to 1,091 barrels and $22.82 in 2001. The main contributing factor to the overall revenue increase was a higher average price per MCF, $3.53 in 2000 to $5.13 in 2001. The Partnership was not adversely affected by lower gas production, from 85,689 MCF in 2000 to 78,744 MCF in 2001. For most of 2001 the Partnership's revenue was based upon a higher contract price than was the average spot market price. A new contract was entered into in December 2001 and the Partnership will be paid based upon current spot market prices until November 2002.

           The Partnership's other income is a result of a cash bonus paid to the partnership for a farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest.

         Production expenses increased from $147,353 in 2000 to $226,542 in 2001. During 2001 and 2000, the production expenses include repairs and labor costs associated with the wells and well sites Some lease operating expenses vary with the amount of production sold and the revenue received. The variable costs expended in both 2001 and 2000 were reasonable based upon each years production and revenue received. General and administrative costs increased slightly from $105,407 in 2000 to $115,478 in 2001. Management will use in-house resources if it provides efficient and timely services to the partnership. Amounts in both years are substantially less than the $ 718,500 allowed to be allocated to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion deduction was needed in 2001 or 2000. The overall depreciation, depletion and amortization was consistent with the rates used and the existing property basis.

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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Gas Drilling Fund 1982:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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




PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 26, 2002

                         STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                     2001            2000
                                                                 ------------    ------------

                                   Assets

Current Assets:
     Cash and cash equivalents (Note 2)                          $     24,038    $          3
     Due from affiliates                                               26,507               0
                                                                 ------------    ------------
           Total Current Assets                                        50,545               3
                                                                 ------------    ------------

Oil and Gas Properties - successful efforts methods (note 3) -
     Leasehold costs                                                  466,804         466,804
      Wells and related facilities                                 11,970,091      11,970,091
                                                                 ------------    ------------
              Total                                                12,436,895      12,436,895
       Less - Accumulated depreciation, depletion
                      and amortization                            (11,851,977)    (11,817,963)
                                                                 ------------    ------------
                                                                      584,918         618,932
                                                                 ------------    ------------
            Total Assets                                         $    635,463    $    618,935
                                                                 ============    ============
                       Liabilities and Partners' Equity

Current Liabilities:
     Due to affiliates (Note 6)                                  $          0    $    124,619
                                                                 ------------    ------------
          Total Current Liabilities                                         0         124,619
                                                                 ------------    ------------

Partners' Equity:
     Limited partners                                                 859,261         745,531
     General partners                                                (223,798)       (251,215)
                                                                 ------------    ------------
            Total Partners' Equity                                    635,463         494,316
                                                                 ------------    ------------

             Total Liabilities and Partners' Equity              $    635,463    $    618,935
                                                                 ============    ============


The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                       2001                                 2000                               1999
                        ---------------------------------    ---------------------------------   ----------------------------------
                         Limited     General                  Limited     General                 Limited     General
                         Partners    Partners     Total       Partners    Partners     Total      Partners    Partners     Total
                        ---------   ---------   ---------    ---------   ---------   ---------   ---------    ---------   ---------
Revenue:
  Operating revenues    $ 360,897   $  67,976   $ 428,873    $ 281,790   $  53,076   $ 334,866   $ 203,756    $  38,378   $ 242,134
  Other revenue
     (Note 10)             74,311      13,997      88,308       32,334       6,090      38,424       3,594          677       4,271
                        ---------   ---------   ---------    ---------   ---------   ---------   ---------    ---------   ---------
Total Revenue             435,208      81,973     517,181      314,124      59,166     373,290     207,350       39,055     246,405
                        ---------   ---------   ---------    ---------   ---------   ---------   ---------    ---------   ---------

Costs and Expenses:
 Production expenses      190,635      35,907     226,542      123,997      23,356     147,353     102,995       19,399     122,394
 Depreciation,
  depletion and
  amortization             33,674         340      34,014       31,901         323      32,224      37,865          383      38,248
General and
  administrative           97,169      18,309     115,478       88,700      16,707     105,407      90,132       16,977     107,109
  expenses (Note 7)
                        ---------   ---------   ---------    ---------   ---------   ---------   ---------    ---------   ---------
Total Expenses            321,478      54,556     376,034      244,598      40,386     284,984     230,992       36,759     267,751
                        ---------   ---------   ---------    ---------   ---------   ---------   ---------    ---------   ---------
Net Income (Loss)       $ 113,730   $  27,417   $ 141,147    $  69,526   $  18,780   $  88,306   $ (23,642)   $   2,296   $ (21,346)
                        =========   =========   =========    =========   =========   =========   =========    =========   =========
Net Income/(Loss)
Per Equity
Unit (Note 2)           $    7.91                            $    4.84                           $   (1.65)
                        =========                            =========                           =========


The Notes to Financial Statements are integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999



                                       Limited         General
                                      Partners        Partners          Total
                                    ------------    ------------    ------------

Balance at December 31, 1998        $    699,647    $   (272,291)   $    427,356
Net Income/(Loss)                        (23,642)          2,296         (21,346)
                                    ------------    ------------    ------------
Balance at December 31, 1999             676,005        (269,995)        406,010
Net Income                                69,526          18,780          88,306
                                    ------------    ------------    ------------
Balance at December 31, 2000             745,531        (251,215)        494,316
Net Income                               113,730          27,417         141,147
                                    ------------    ------------    ------------
Balance at December 31, 2001        $    859,261    $   (223,798)   $    635,463
                                    ============    ============    ============


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999



                                                   2001            2000            1999
                                               ------------    ------------    ------------
Cash Flows From Operating Activities:
   Net Income (Loss)                           $    141,147    $     88,306    $    (21,346)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Depreciation, depletion and
        Amortization                                 34,014          32,224          38,248
      Changes in Assets and Liabilities:
         Due from affiliates                        (26,507)              0               0
         Due to affiliates                         (124,619)       (120,531)        (16,918)
                                               ------------    ------------    ------------
              Net Cash Provided (Used) by
                 Operating Activities                24,035              (1)            (16)
                                               ------------    ------------    ------------
Net Increase (decrease) in cash and cash
   Equivalents                                       24,035              (1)            (16)
Cash and cash equivalents, beginning of
   Year                                                   3               4              20
                                               ------------    ------------    ------------
Cash and cash equivalents, end of year         $     24,038    $          3    $          4
                                               ============    ============    ============



The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



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

                        DECEMBER 31, 2001, 2000 AND 1999



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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



(3)      Oil and Gas Properties  (continued):

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2001, 2000 and 1999:

                                                 2001       2000       1999
                                               --------   --------   --------
         Average sales price per MCF of gas    $   5.13   $   3.53   $   2.53
         Average sales price per BBL of        $  22.82   $  27.32   $  14.81
          oil and other liquids
         Production expense per dollar of      $   0.53   $   0.44   $   0.51
          operating revenue


(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2002. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2001, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                                                           (Unaudited)
                                                   ----------------------------
                                                     GAS (MCF)       OIL (BBL)
                                                   ------------    ------------

         Reserves as of December 31, 1998             1,846,378          14,901
         Revisions of previous estimates               (251,015)           (886)
         Production                                     (88,511)         (1,226)
                                                   ------------    ------------

         Reserves as of December 31, 1999             1,506,852          12,789
         Revisions of previous estimates                224,684           4,191
         Production                                     (85,689)         (1,174)
                                                   ------------    ------------

         Reserves as of December 31, 2000             1,645,847          15,806
         Revisions of previous estimates               (212,979)         (1,015)
         Production                                     (78,744)         (1,091)
                                                   ------------    ------------

         Reserves as of December 31, 2001             1,354,124          13,700
                                                   ============    ============

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 2001, 2000 and 1999. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced in 2001, 2000 and 1999.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 and 1999



(5)      Allocation of Partnership Revenues, Income, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership income and expenditures, including deductions attributable thereto, are to be allocated as follows:

         Drilling and completion costs (paid out of initial capital contributions):

             Limited partners                                   99.00%
             General partners                                    1.00%
                                                               -------
                                                               100.00%

         Syndication costs sales commission and cost acquiring leases:

             Limited partners                                     -  %
             General partners                                  100.00%
                                                               -------
                                                               100.00%

         Offering costs up to $50,000 incurred by Dealer-Manager:

             Limited partners                                     -  %
             General partners                                  100.00%
                                                               -------
                                                               100.00%

         Offering costs other than $50,000 paid by the general partners (up to a maximum of $50,000):

         Limited partners                                       99.00%
         General partners                                        1.00%
                                                               -------
                                                               100.00%


         Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:

         Limited partners                                       84.15%
         General partners                                       15.85%
                                                               -------
                                                               100.00%

         All other income, gains, losses, costs, expenses, deductions and credits:

         Limited partners                                       99.00%
         General partners                                        1.00%
                                                               -------
                                                               100.00%

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 2001,2000 AND 1999



(6)      Transactions With Affiliates:

         (a) The payable or receivable to affiliates at December 31, 2001 and 2000 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator's fees (Note 6(b)), and revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $523 for each producing gas well and $943 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year $ 149,542, $92,043 and $62,122 of production operator's fees were incurred, respectively.

         (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2001, 2000 and 1999 for which it was billed $9,022, $5,971, and $14,234, respectively.


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

         During 2001, 2000 and 1999, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800 , $85,000 and $85,000 respectively.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



(8)      Federal Income Taxes:

         The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                                   Year Ended December 31,
                                                        --------------------------------------------
                                                            2000             2000            1999
                                                        ------------    ------------    ------------

         Net income as reported on the
          Partnership's federal income tax return       $    175,161    $    115,424    $     13,510

         Depreciation, depletion and  amortization
         for financial reporting purposes greater
         than income tax amount                              (34,014)        (27,118)        (34,856)
                                                        ------------    ------------    ------------
                                                                                                  --

         Net income (loss) per accompanying financial
         statements                                     $    141.147    $     88,307    $    (21,346)
                                                        ============    ============    ============

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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

         Purchaser                     2001           2000           1999
                                   ------------   ------------   ------------

         Clearfield Appalachian    $     23,289   $     32,066   $     18,157
         Dominion Field Services   $    353,113   $    302,799   $    186,712

         The Partnership renewed its gas purchase contracts in December, 2001 resulting in a gas contract price based upon spot market pricing.


(10)     Other Revenue:

         The Partnership's other income is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the partnership for a period of two years. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest.

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

                                   SCHEDULE V
                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                    Balance at                                                   Balance
                                    Beginning      Additions                       Other         At End
                                     Of Year        At cost       Retirements     Changes        Of Year
                                   ------------   ------------   ------------   ------------  ------------

Year Ended December 31, 2001:

  Leasehold costs                  $    466,804             --             --             --   $    466,804
  Wells and related equipment        11,970,091             --             --             --     11,970,091
                                   ------------   ------------   ------------   ------------   ------------
                                   $ 12,436,895   $         --   $         --   $         --   $ 12,436,895
                                   ============   ============   ============   ============   ============
Year Ended December 31, 2000:

  Leasehold costs                  $    466,804             --             --             --   $    466,804
  Wells and related equipment        11,970,091             --             --             --     11,970,091
                                   ------------   ------------   ------------   ------------   ------------
                                   $ 12,436,895   $         --   $         --   $         --   $ 12,436,895
                                   ============   ============   ============   ============   ============
Year ended December 31, 1999:
  Leasehold costs                  $    466,804             --             --             --   $    466,804
  Wells and related equipment        11,970,091             --             --             --     11,970,091
                                   ------------   ------------   ------------   ------------   ------------
                                   $ 12,436,895   $         --   $         --   $         --   $ 12,436,895
                                   ============   ============   ============   ============   ============

                                   SCHEDULE VI
                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                     Balance at    Charges to                                     Balance
                                     Beginning      Costs and                       Other          At End
                                      Of Year       Expenses      Retirements    Retirements      Of Year
                                   ------------   ------------   ------------   ------------   ------------

Year Ended December 31, 2001:

  Leasehold costs                  $    451,441   $        844   $         --   $         --   $    452,285
  Wells and related equipment        11,366,522         33,170             --             --     11,399,692
                                   ------------   ------------   ------------   ------------   ------------
                                   $ 11,817,963   $     34,014   $         --   $         --   $ 11,851,977
                                   ============   ============   ============   ============   ============
Year Ended December 31, 2000:

  Leasehold costs                  $    450,642   $        799   $         --   $         --   $    451,441
  Wells and related equipment        11,335,097         31,425             --             --     11,366,522
                                   ------------   ------------   ------------   ------------   ------------
                                   $ 11,785,739   $     32,224   $         --   $         --   $ 11,817,963
                                   ============   ============   ============   ============   ============
Year ended December 31, 1999:
  Leasehold costs                  $    449,692   $        950   $         --   $         --   $    450,642
  Wells and related equipment        11,297,799         37,298             --             --     11,335,097
                                   ------------   ------------   ------------   ------------   ------------
                                   $ 11,747,491   $     38,248   $         --   $         --   $ 11,785,739
                                   ============   ============   ============   ============   ============

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