Form 10-Q
period 2002-03-31
STERLING GAS DRILLING FUND 1982
filed 2002-05-13
CIK 704202


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Balance Sheets - March 31, 2002 and December 31, 2001.

Statements of Operations for the Three Months Ended March 31, 2002 and 2001.

Statements of Changes in Partners' Equity for the Three Months Ended March 30, 2002 and 2001.

Statements of Cash Flows for the Three Months Ended March 30, 2002 and 2001.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 2002, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

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

In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2001 and December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during


the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.31 with an average of $2.42. The recent futures market prices have been in the $3.00 range.

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

During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005 this agreement terminates. Acerage held by Sterling Gas Drilling Fund 1982 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

3. Results of Operations -

The Partnership experienced a decline in gas production, from 19,037 MCF to 16,749 MCF in 2002. The average prices changed from $6.21 per MCF and to $2.61 per MCF in 2002. The combination of reduced production and prices resulted in overall operating revenues to decrease from $158,427 in 2001 to $47,878 in 2002. Some of the Partnership's production was sold based upon a new contract entered into in December 2001. The Partnership will be paid based upon monthly spot market prices through May 2002. The General Partners" have elected to sell a substantial portion of the gas delivered under this contract during June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs.

The Partnership's other income is a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.


Production expenses decreased to $31,046 in 2002 from $63,746 in 2001. The production expenses include variable costs associated with volume and price changes, repairs and labor costs associated with the wells and well sites. The production costs for both years appear to include normal maintence at the well and the well-sites.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2001 and 2002 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

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

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

May 13, 2002
(Date)


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$31,308	$24,038
Due from affiliates	60,841	26,507
Due from Others	8,030	0
	----------------	--------------
Total current assets	100,179	50,545
	----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,860,020)	(11,851,977)
	----------------	--------------
Total Oil and Gas Properties	576,875	584,918
	----------------	---------------
Total assets	$677,054	$635,463
	=========	========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$0	$0
	----------------	---------------
Total current liabilities		0
	----------------	---------------
Partners' Equity
Limited partners	893,087	859,261
General partners	(216,033)	(223,798)
	----------------	--------------
Total partners' equity	677,054	635,463
	----------------	---------------

Total liabilities and partners' equity	$677,054	$635,463
	=========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$40,289	$7,589	$47,878
Other Income	51,929	9,781	61,710
Interest Income	144	1	145
	--------------	--------------	--------------
Total Revenue	92,362	17,371	109,733
	--------------	--------------	--------------

Costs and Expenses:
Production expense	26,125	4,921	31,046
General and administrative to a related party	21,206	3,994	25,200
General and administrative	3,242	611	3,853
Depreciation, depletion and amortization	7,963	80	8,043
	--------------	--------------	--------------
Total Costs and Expenses	58,536	9,606	68,142
	--------------	--------------	--------------
Net Income (Loss)	$33,826	$7,765	$41,591
	========	========	========
Net Income (Loss) per equity unit	$2.35
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
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 2000	$745,531	$(251,215)	$494,316
Net Income(Loss)	113,730	27,417	141,147
	------------	------------	-----------
Balance at December 31, 2001	859,261	(223,798)	635,463
Net Income(Loss)	33,826	7,765	41,591
	------------	------------	----------
Balance at March 31, 2002	$893,087	$(216,033)	$677,054
	=======	=======	======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2002	Three months Ended March 31, 2001

Net cash provided by operating activities	$7,270	$0
	-----------------	-----------------

Net increase(decrease) in cash and cash equivalents	7,269	0

Cash and cash equivalents at beginning of period	24,038	3
	-----------------	-----------------
Cash and cash equivalents at end of period	$31,308	$3
	==========	==========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

March 31, 2002

1. The accompanying statements for the period ending March 31, 2002 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.