Form 10-Q
period 2002-06-30
STERLING GAS DRILLING FUND 1982
filed 2002-08-09
CIK 704202


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

Balance Sheets June 30, 2002 and December 31, 2002.

Statements of Operations for the Six and the Three Months Ended June 30, 2002 and 2001.

Statements of Changes in Partners' Equity for the Six and the Three Months Ended June 30, 2002 and 2001.

Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 2002, the General partners have distributed to the Limited partners $1,402,512 or 9.76%of the total Limited Partner capital contributions to the Limited partners.

In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2001 and December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The Partnership actually received an average price for gas sold of $5.93 during the first six months of 2001. The range during the first half of 2002 has been from $1.98 to $3.70 with an average of $2.96. The recent futures market prices have been in the $2.89 range.

<page 3>

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

3. Results of Operations -

The Partnership experienced reduced gas and oil production, from 38,018 MCF and 483 BBLS in 2001 to 35,871 MCF and 445 BBLS in 2002. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintence and natural declines. The average prices changed from $5.93 per MCF and $24.04 per barrel in 2001 to $3.20 per MCF and $18.28 BBLS in 2002. Overall operating revenue declined from $237,131 in 2001 to $122,936 in as a direct result of the lower price and production received for both gas and oil sold. Some of the Partnership's gas sold was sold under a new contract starting in December 2001. The Partnership was paid based upon monthly spot market prices through May 2002 production. The General Partner's elected to sell a substaintial portion of the gas delivered under this contract from June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs. The average price per MCF for the first quarter 2002 was only $2.61 as compared to the six months of 2002 when the average price increased over fifty-nine cents per MCF. Production expenses decreased to $56,867 in 2002 from $124,929 in 2001. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Production expenses, during 2002, were a result of normal maintenance, upkeep of the wells and well sites and lower variable production cost. During 2001 some additional maintenance was performed at various sites, which included small tools and supplies purchased, electrical work, chemicals and labor costs.

<page 4>

The Partnership's other income is a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2002 and 2001 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2001 or 2002. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

PART II

Items 1 through 5 have been omitted in that each item is either Inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit 99: Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)Form 8-K: The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

August 9, 2002
(Date)


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	June 30, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$92,282	$24,038
Due from affiliates	27,594	26,507
Due from others	0	0
	-----------------	--------------
Total current assets	119,876	50,545
	-----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
amortization	(11,868,063)	(11,851,977)
	-----------------	--------------
Total Oil and Gas Properties	568,832	584,918
	-----------------	---------------
Total assets	$688,708	$635,463
	==========	===========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$2,420	$0
	----------------	---------------
Total current liabilities	2,420	0
	----------------	------------------

Partners' Equity
Limited partners	899,712	859,261
General partners	(213,424)	(223,798)
	----------------	--------------
Total partners' equity	686,288	635,463
	----------------	-----------------

Total liabilities and partners' equity	$688,708	$635,463
	=========	==========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2002
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$103,451	$19,485	$122,936
Other income	51,929	9,781	61,710
Interest income	474	5	479
	--------------	--------------	--------------
Total Revenue	155,854	29,271	185,125
	--------------	--------------	--------------
Costs and Expenses:
Production expense	47,854	9,013	56,867
General and administrative to a related party	42,412	7,988	50,400
General and administrative	9,213	1,735	10,948
Depreciation, depletion and amortization	15,924	161	16,085
	--------------	--------------	--------------
Total Costs and Expenses	115,403	18,897	134,300
	--------------	--------------	--------------
Net Income (Loss)	$40,451	$10,374	$50,825
	========	========	========
Net Income (Loss) per Equity unit	$2.81
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2001
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$199,546	$37,585	$237,131
Other income	55,322	559	55,881
	--------------	--------------	--------------
Total Revenue	254,868	38,144	293,012
	--------------	--------------	--------------

Costs and Expenses:
Production expense	105,128	19,801	124,929
General and administrative to a related party	42,412	7,988	50,400
General and administrative	6,620	1,247	7,867
Depreciation, depletion and amortization	15,165	153	15,318
	--------------	--------------	--------------
Total Costs and Expenses	169,325	29,189	198,514
	--------------	--------------	--------------
Net Income(Loss)	$85,543	$8,955	$94,498
	========	========	========
Net Income(Loss) per equity unit	$5.95
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2002
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$63,162	$11,896	$75,058
Other income	0	0	0
Interest income	330	4	334
	-------------	-------------	-------------
Total Revenue	63,492	11,900	75,392
	-------------	-------------	-------------
Costs and Expenses:
Production expense	21,729	4,092	25,821
General and administrative to a related party	21,206	3,994	25,200
General and administrative	5,971	1,124	7,095
Depreciation, depletion and amortization	7,961	81	8,042
	-------------	-------------	-------------
Total Costs and Expenses	56,867	9,291	66,158
	-------------	-------------	-------------
Net Income (Loss)	$6,625	$2,609	$9,234
	=======	=======	=======
Net Income (Loss) per equity unit	$.46
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
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ending June 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$859,261	$(223,798)	$635,463
Net Income(Loss)	40,451	10,374	50,825
	-------------	-------------	-------------
Balance at end of period	$899,712	(213,424)	$686,288
	========	========	========

		Six Months Ending June 30, 2001
	Limited Partners	General Partners	Total

Balance at beginning of period	$745,531	$(251,215)	$494,316
Net Income(Loss)	85,543	8,955	94,498
	-------------	-------------	-------------
Balance at end of period	$831,074	(242,260)	$588,814
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending June 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$893,087	$(216,033)	$677,054
Net Income(Loss)	6,625	2,609	9,234
	-------------	-------------	-------------
Balance at end of period	$899,712	$(213,424)	$686,288
	========	========	========

		Three Months Ending June 30, 2001
	Limited Partners	General Partners	Total

Balance at beginning of period	$760,286	$(247,085)	$513,201
Net Income(Loss)	70,788	4,825	75,613
	-------------	-------------	-------------
Balance at end of period	$831,074	$(242,260)	$588,814
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2002	Six months Ended June 30, 2001

Net cash provided by operating activities	$68,244	$1
	---------------	---------------

Net increase(decrease) in cash and cash equivalents	68,244	1

Cash and cash equivalents at beginning of period	24,038	3
	---------------	---------------
Cash and cash equivalents at end of period	$92,282	$6
	=========	=========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

June 30, 2002

1. The accompanying statements for the period ending June 30, 2002 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.