Form 10-Q
period 2002-09-30
STERLING GAS DRILLING FUND 1982
filed 2002-11-12
CIK 704202


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Balance Sheets September 30, 2002 and December 31, 2001.

Statements of Operations for the Nine and the Three Months Ended September 30, 2002 and 2001.

Statements of Changes in Partners' Equity for the Nine and the Three Months Ended September 30, 2002 and 2001.

Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity:

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 2002, the General partners have distributed to the Limited partners $1,402,512 or 9.76%of the total Limited Partner capital contributions to the Limited partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

In accordance with FASB Statement No. 69, December 31 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2001 and December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices


during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The Partnership actually received an average price for gas sold of $3.36 during the first nine months of 2002. The range during the first three quartersof 2002 has been from $1.98 to $4.10 with an average of $3.18. The recent futures market prices have been in the $3.94 range.

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

During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005 this agreement terminates. Acerage held by Sterling Drilling Fund 1982 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

3. Results of Operations:

The Partnership experienced a minor decrease in gas produced and a slight increase in oil produced, from 58,294 MCF and 902 BBLS in 2001 to 57,384 MCF and 1,031 BBLS in 2002. The average prices changed from $5.49 per MCF and $23.72 per barrel in 2001 to $3.36 per MCF and $20.48 BBLS in 2002. Some of the Partnership's gas sold was sold under a new contract starting in December 2001. The Partnership was paid based upon monthly spot market prices through May 2002 production. The General Partners elected to sell a substaintial portion of the gas delivered under this contract from June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs. The lower prices received for gas production through most of the reported period significantly reduced operating revenues from $341,182 in 2001 to $214,155 in 2002.

<page 4>

The Partnership's other income is a result of a cash bonus paid to the partnership under a farmout agreement. The farmout agreement allow a third party the right to drill a deep well on leasehold acerage owned by the Partnership. If the third party exercises their rights the Partnership could receive an overriding royalty interest. The total of the cash bonus for the year 2002 paid to the Partnership is $77,827.

Production expenses decreased from from $177,093 in 2001 to $114,458 in 2002. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Production expenses, during both years were incurred for normal maintenance and upkeep of the wells and well sites .

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

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

November 8, 2002
(Date)


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$108,715	$24,038
Due from others	30,051	26,507
	----------------	-------------------
Total current assets	138,766	50,545
	----------------	-------------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,876,105)	(11,851,977)
	----------------	-------------------
Total Oil and Gas Properties	560,790	584,918
	----------------	-------------------
Total assets	$699,556	$635,463
	==========	===========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$0	$0
	-----------------	-------------------
Total current liabilities	0	0
	-----------------	-------------------

Partners' Equity
Limited partners	909,734	859,261
General partners	(210,178)	(223,798)
	-----------------	-------------------
Total partners' equity	699,556	635,463
	-----------------	-------------------

Total liabilities and partners' equity	$699,556	$635,463
	==========	===========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$180,211	$33,944	$214,155
Other income	64,804	12,206	77,010
Interest income	809	8	817
	-------------	-------------	-------------
Total Revenue	245,824	46,158	291,982
	-------------	-------------	-------------

Costs and Expenses:
Production expense	96,316	18,142	114,458
General and administrative to a related party	63,617	11,983	75,600
General and administrative	11,531	2,172	13,703
Depreciation, depletion and amortization	23,887	241	24,128
	-------------	-------------	-------------
Total Costs and Expenses	195,351	32,538	227,889
	-------------	-------------	-------------
Net Income	$50,473	$13,620	$64,093
	========	========	========
Net Income per Equity unit	$3.51
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$287,105	$54,077	$341,182
Other income	55,322	559	55,881
Interest income	0	0	0
	-------------	-------------	-------------
Total Revenue	342,427	54,636	397,063
	-------------	-------------	-------------

Costs and Expenses:
Production expense	149,192	28,101	177,293
General and administrative to a related party	63,617	11,983	75,600
General and administrative	10,776	2,030	12,806
Depreciation, depletion and amortization	22,748	230	22,978
	-------------	-------------	-------------
Total Costs and Expenses	246,333	42,344	288,677
	-------------	-------------	-------------
Net Income	$96,094	$12,292	$108,386
	========	========	========
Net Income per equity unit	$6.69
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$76,760	$14,459	$91,219
Other income	12,875	2,425	15,300
Interest income	335	3	338
	------------	------------	------------
Total Revenue	89,970	16,887	106,857
	------------	------------	------------

Costs and Expenses:
Production expense	48,462	9,129	57,591
General and administrative to a related party	21,205	3,995	25,200
General and administrative	2,318	437	2,755
Depreciation, depletion and amortization	7,963	80	8,043
	------------	------------	------------
Total Costs and Expenses	79,948	13,641	93,589
	------------	------------	------------
Net Income	$10,022	$3,246	$13,268
	=======	=======	=======
Net Income per equity unit	$0.70
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$87,559	$16,492	$104,051
Other income	0	0	0
Interest income	0	0	0
	------------	------------	------------
Total Revenue	87,559	16,492	104,051
	------------	------------	------------

Costs and Expenses:
Production expense	44,064	8,300	52,364
General and administrative to a related party	21,205	3,995	25,200
General and administrative	4,156	783	4,939
Depreciation, depletion and amortization	7,583	77	7,660
	------------	------------	------------
Total Costs and Expenses	77,008	13,155	90,163
	------------	------------	------------
Net Income	$10,551	$3,337	$13,888
	=======	=======	=======
Net Income per equity unit	$0.73
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ending September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$859,261	(223,798)	$635,463
Net income	50,473	13,620	64,093
	------------	------------	------------
Balance at end of period	$909,734	(210,178)	$699,556
	=======	=======	=======

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$745,531	(251,215)	$494,316
Net income	96,094	12,292	108,386
	------------	------------	------------
Balance at end of period	$841,625	(238,923)	$602,702
	=======	=======	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$899,712	$(213,424)	$686,288
Net Income	10,022	3,246	13,268
	-----------	-----------	-----------
Balance at end of period	$909,734	(210,178)	$699,556
	=======	=======	=======

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$831,074	$(242,260)	$588,814
Net Income(Loss)	10,551	3,337	13,888
	-----------	-----------	-----------
Balance at end of period	$841,625	(238,923)	$602,702
	=======	=======	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2002	Nine months Ended September 30, 2001

Net cash provided by operating activities	$84,677	$198
	---------------	---------------
Cash Flows from investing activities:
Investment in wells and related facilities	0	(200)
	---------------	---------------
Net Cash used in investing activities	0	(200)
	----------------	----------------

Net increase(decrease) in cash and cash equivalents	84,677	(2)

Cash and cash equivalents at beginning of period	24,038	3
	---------------	---------------
Cash and cash equivalents at end of period	$108,715	$1
	=========	=========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

September 30, 2002

1. The accompanying statements for the period ending September 30, 2002 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.