Form 10-Q/A
period 2002-09-30
STERLING GAS DRILLING FUND 1982
filed 2002-12-04
CIK 704202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q/A

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

or

/ / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From __________ to ___________

______________________

Commission File Number 2-784441
______________________

STERLING GAS DRILLING FUND 1982
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization)
13-3147901
(IRS employer identification number)

One Landmark Square, Stamford, Connecticut 06901
(Address of principal executive offices)

(203) 358-5700
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/   No  / /

Explanatory Note:

This Amendment to the Partnership's Quarterly Report on Form 10-Q for the period ending September 30, 2002 appends Part I - Financial Information to include Item 4. Controls and Procedures, and adds Certifications by the chief executive and financial officers of the managing general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Both omissions from the original Form 10-Q filed on November 12, 2002 were due to word processing errors.


STERLING GAS DRILLING FUND 1982
Index to Form 10-Q/A
September 30, 2002

Form 10-Q as amended to include Part I - Item 4 and Certifications	3 - 20

Signatures	21

Certifications	21 - 24

Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


PART I

Item 1. Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - September 30, 2002 and December 31, 2001.

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


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

3. Results of Operations:

The Partnership experienced a minor decrease in gas produced and a slight increase in oil produced, from 58,294 MCF and 902 BBLS in 2001 to 57,384 MCF and 1,031 BBLS in 2002. The average prices changed from $5.49 per MCF and $23.72 per barrel in 2001 to $3.36 per MCF and $20.48 BBLS in 2002. Some of the Partnership's gas sold was sold under a new contract starting in December 2001. The Partnership was paid based upon monthly spot market prices through May 2002 production. The General Partners elected to sell a substantial portion of the gas delivered under this contract from June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs. The lower prices received for gas production through most of the reported period significantly reduced operating revenues from $341,182 in 2001 to $214,155 in 2002.


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

Item 4. Controls and Procedures

The chief executive officer and chief financial officer of PrimeEnergy Management Corporation, managing general partner of the Partnership, have reviewed and evaluated the effectiveness of the design and operation of the Partnership's controls and procedures within 90 days prior to the filing date of this quarterly report. Based on their evaluation, the PrimeEnergy Management's chief executive officer and chief financial officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

<page 7>

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


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

November 8, 2002
(Date)

CERTIFICATION

I, Charles E. Drimal, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sterling Gas Drilling Fund 1982;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ Charles E. Drimal, Jr. --------------------------------------- Charles, E. Drimal, Jr. General Partner and Chief Executive Officer of
PrimeEnergy Management Corporation, Managing General Partner


CERTIFICATION

I, Beverly A. Cummings certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sterling Gas Drilling Fund 1982;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002	By:	/s/Beverly A. Cummings -------------------------------- Beverly A. Cummings Chief Financial Officer of
PrimeEnergy Management Corporation, Managing General Partner


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


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


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


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


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


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


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


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

September 30, 2002

  The accompanying statements for the period ending September 30, 2002 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

December 3, 2002
(Date)

CERTIFICATION

I, Charles E. Drimal, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Sterling Gas Drilling Fund 1982;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002	By:	/s/ Charles E. Drimal, Jr. --------------------------------------- Charles, E. Drimal, Jr. General Partner and Chief Executive Officer of
PrimeEnergy Management Corporation, Managing General Partner


CERTIFICATION

I, Beverly A. Cummings certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Sterling Gas Drilling Fund 1982;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 3, 2002	By:	/s/Beverly A. Cummings -------------------------------- Beverly A. Cummings Chief Financial Officer of
PrimeEnergy Management Corporation, Managing General Partner