Form 10-K
period 2002-12-31
STERLING GAS DRILLING FUND 1982
filed 2003-03-31
CIK 704202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether Registrant is an accelerated filer as defined in Exchange Act Rule 12-b-2. YES [ ] NO [X]

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

         The number of Units of the Registrant outstanding as of March 15, 2003, was: 14,370.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
================================================================================

                         STERLING GAS DRILLING FUND 1982

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002

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

         During 2002, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2003, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

         During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005 this agreement terminates. Acreage held by Sterling Drilling Fund 1982 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 2002, the Partnership's gas production was purchased by Dominion Field Services( formerly named Phoenix Diversified), Cabot Oil & Gas Company and Eastern Pipeline Corporation, $206,784 or 73.00% and $ 31,889 or 11.27 % and 28,641 or 10.12%, respectively. The Partnership's oil production was purchased by the Clearfield Appalachian Holdings ( formerly named the American Refining Group), $26,651 or 94.53%. . None of these purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2002 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2002, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

           Producing wells:

                                                               Gross               Net
                                                               -----              -----
                     Oil Wells........................             0               0.00
                     Gas Wells........................            59              48.05
                     Producing acres..................         3,014              2,455

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table sets forth the Partnership's oil & gas production, average sales price and average production costs as of and for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31
                                           -----------------------------------------------------------------------------
                                               2002            2001             2000              1999          1998
                                           -------------   -------------   -------------   -------------   -------------
   Production
   Oil and Condensate (bbl)                        1,309           1,091           1,174           1,226             982
   Gas (Mcf)                                      78,796          78,744          85,689          88,511          99,089
   Average Price of Sales:
   Oil and Condensate ($ per bbl)          $       21.53   $       22.82   $       27.32   $       14.81   $       11.69
   Gas ($ per Mcf)                         $        3.59   $        5.13   $        3.53   $        2.53   $        3.14
   Production Expense per Dollar Of
   Operating Revenue                       $        0.50   $        0.53   $        0.44   $        0.51   $        0.48

OIL AND GAS RESERVES

         The Ryder Scott Company, L.P. has evaluated the Partnership's interests in proved developed oil and gas properties for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                               Proved Developed
                                                     -------------------------------------
                 As of 12-31                         Oil (bbls)                 Gas (Mcf)
                 -----------                         ----------                 ----------
                    1998                               14,900                   1,846,400
                    1999                               12,800                   1,506,850
                    2000                               15,800                   1,645,850
                    2001                               13,700                   1,354,100
                    2002                               14,000                   1,429,600

         The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                                  Proved Developed
                                                                              Present Value of
                           As of 12-31               Future Net Revenue       Future Net Revenue
                           -----------               ------------------       ------------------
                           1998                             2,215,200                 768,500
                           1999                             2,256,800                 936,700
                           2000                            11,363,600               4,363,700
                           2001                             1,930,100                 788,000
                           2002                             3,292,100               1,347,700

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 and 2001 were not considered. The spot price for gas at December 31, 2002 was $4.75 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2003 has been from $4.88 to $9.50 with an average of $6.62. The recent futures market prices have been in the $5.00 range.

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

         Since January 1, 2003, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2002 for vote by the holders of Partnership Units.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2003, there were 784 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 2002 or 2001. Aggregate cash distributions to the holders of the Units as of December 31, 2002, was $1,402,512.

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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2003, Management acts as the Managing General Partner in a total of 38 limited partnerships and joint ventures, of which 3 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 201 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 55, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

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

         Lynne G. Pizor, age 43, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994 and Prime Energy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         Joan Podlovits, age 37, has been Controller of PrimeEnergy Management Corporation since September 2002. She joined Management in July 1989 as a staff accountant. She held the position of. Accounting Manager for Management from April 1994 to August 2002. She is a graduate of Pace University with a Bachelor of Business Administration degree in Public Accounting.

         James F. Gilbert, age 70, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The

Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2002 and 2001, the allocation of general and administrative expenses to the Partnership was $100,800 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2003, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                                                        Number
           Name and Address of Beneficial Owner                                         Of Units             Percent
           ------------------------------------                                       ------------           -------
           PrimeEnergy Management Corporation
             One Landmark Square
             Stamford, CT 06901 ....................................................   1,249                  8.70%

           PrimeEnergy Corporation
             One Landmark Square
             Stamford, CT 06901 ....................................................   4,176                 29.06%



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2002 was paid well operating fees ranging from about $282 to $ 944 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2002 and 2001, the Partnership paid an aggregate of $111,934 and $158,564, respectively, in such fees and expenses.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         PrimeEnergy Management Corporation ("PEMC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this Report, PEMC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, PEMC's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in PEMC's internal controls or in other factors which could significantly affect internal controls subsequent to the date PEMC carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                           (23) Consent of Ryder Scott Company, L.P. (filed herewith)

                           (99.1) Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

                           (99.2) Certification of Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.


                                       Sterling Gas Drilling Fund 1982
                                       By: PrimeEnergy Management Corporation
                                       Managing General Partner



                                       By: /s/ Charles E. Drimal Jr.
                                          -------------------------------------
                                       Charles E. Drimal, Jr.
                                       President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2003.


/s/ Charles E. Drimal Jr.            Director and President,
-------------------------            PrimeEnergy Management Corporation
Charles E. Drimal, Jr.
The Principal Executive Officer




/s/ Beverly A. Cummings             Director and Vice President and Treasurer,
-----------------------             PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial
  and Accounting Officer

                                 CERTIFICATIONS

I, Charles E. Drimal, Jr., Chief Executive Officer of PrimeEnergy Management Corporation, the Managing General Partner of the Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of Sterling Gas Drilling Fund 1982 L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2003                              /s/ Charles E. Drimal Jr.
                                            ------------------------------------
                                            Charles E. Drimal Jr.
                                            Chief Executive Officer
                                            PrimeEnergy Management Corporation
                                            Managing General Partner

                                 CERTIFICATIONS

I, Beverly A Cummings, Chief Financial Officer of PrimeEnergy Management Corporation, the Managing General Partner of the Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of Sterling Gas Drilling Fund 1982 L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2003                                /s/ Beverly A. Cummings
                                              ----------------------------------
                                              Beverly A. Cummings
                                              Chief Financial Officer
                                              PrimeEnergy Management Corporation
                                              Managing General Partner

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

                   Index to Financial Statements and Schedules


                                                                                                                       Page No.
                                                                                                                       --------
Selected Financial Data                                                                                                  F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                F-2


Report of Independent Public Accountants                                                                                 F-5

Financial Statements:

        Balance Sheets, December 31, 2002 and 2001                                                                       F-6

        Statements of Operations for the Years Ended December 31,
        2002, 2001 and 2000                                                                                              F-7

        Statements of Changes in Partners' Equity for the Years
        Ended December 31, 2002, 2001 and 2000                                                                           F-8

        Statements of Cash Flows for the Years Ended December 31,
        2002, 2001 and 2000                                                                                              F-9

        Notes to Financial Statements                                                                                    F-10


Schedules:

       V      -  Property and Equipment - Oil and Gas Properties for
                 the Years Ended December 31, 2002, 2001 and 2000                                                        F-18

       VI     -  Accumulated Depreciation, Depletion, and Amortization -
                 Oil and Gas Properties for the Years Ended December 31,
                 2002, 2001 and 2000                                                                                     F-19

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


                                             YEAR ENDED DECEMBER 31, (000's omitted)
                                 ---------------------------------------------------------------
                                    2002         2001         2000         1999          1998
                                 ----------   ----------   ----------   ----------    ----------
Revenues .....................   $      389   $      517   $      373   $      246    $      323
Net income (loss):
   Limited Partners ..........           67          114           69          (24)           14
   General Partners ..........           17           27           19            2             9
   Per equity unit ...........         4.66         7.91         4.84        (1.63)         1.00
Total assets .................          720          635          619          651           689
Cash distributions:
   Limited Partners ..........           --           --           --           --            --
   General Partners ..........           --           --           --           --            --
   Limited partners as
   a % of original
   contribution ..............           --           --           --           --            --

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2002, the General Partners have distributed to the Limited Partners $1,402,512 or 9.76% of the total Limited Partner capital contributions.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2001 was approximately $788,035 as compared to December 31, 2002, of about $1,347,682. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measure in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 were not considered. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The range during the first quarter of 2003 has been from $4.88 to $19.00 with an average of $6.62. The recent futures market prices have been in the $5.00 range.

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

         3. Results of operations:

         2002 compared to 2001

         The Partnership's overall operating revenue, excluding other income, decreased from $ 428,873 in 2001, to $311,109 in 2002. The Partnership receives the majority of its revenue from gas production combined with some oil production. During 2002, the Partnership's oil production increased slightly from 1,091 barrels in 2001 to 1,309 barrels in 2002. The Partnership's gas production was very stable and showed little change, from 78,744 MCF in 2001 to 78,796 MCF's in 2002. Both the average oil price per barrel and average price per MCF decline when compared to 2001, from $22.82 and $5.13 in 2001 to $21.52 and $3.59 in 2002. For most of 2002 the Partnership's revenue was based upon a average spot market price. In December 2002 a higher contract price for majority of the Partnership's gas was agreed upon. The stable production throughout 2002 reduced the effect of the price change on operating revenue.

         The Partnership's other income is a result of a cash bonus paid to the partnership for an additional farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest.

         Production expenses decreased from $226,542 in 2001 to $155,796 in 2002. During 2002, the majority of production costs were for the normal upkeep and maintenance of the wells and well sites. During 2001, the production expenses included repairs and labor costs associated with the wells and well sites Some lease operating expenses vary with the amount of production sold and the revenue received. The variable costs expended in both 2002 and 2001 were reasonable based upon each years production and revenue received. General and administrative costs increased slightly from $115,478 in 2001 to $117,618 in 2002. Management will use in-house resources if it provides efficient and timely services to the partnership. Amounts in both years are substantially less than the $ 718,500 allowed to be allocated to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion deduction was needed in 2002 or 2001. The overall depreciation, depletion and amortization was consistent with the rates used and the existing property basis.

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

         The Partnership's other income is a result of a cash bonus paid to the partnership for a farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest.

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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Gas Drilling Fund 1982:

We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.

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


PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 26, 2002

                         STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                      ASSETS

                                                                              2002            2001
                                                                         -------------    -------------
Current Assets:
     Cash and cash equivalents (Note 2)                                  $     145,872    $      24,038
     Due from affiliates                                                        20,358           26,507
                                                                         -------------    -------------
           Total Current Assets                                                166,230           50,545
                                                                         -------------    -------------

Oil and Gas Properties - successful efforts methods (Note 3) -
     Leasehold costs                                                           466,804          466,804
      Wells and related facilities                                          11,970,091       11,970,091
                                                                         -------------    -------------
              Total                                                         12,436,895       12,436,895
       Less - Accumulated depreciation, depletion
                      and amortization                                     (11,882,791)     (11,851,977)
                                                                         -------------    -------------
                                                                               554,104          584,918
                                                                         -------------    -------------
            Total Assets                                                 $     720,334    $     635,463
                                                                         =============    =============

                                          Liabilities and Partners' Equity

Partners' Equity:
     Limited partners                                                    $     926,249    $     859,261
     General partners                                                         (205,915)        (223,798)
                                                                         -------------    -------------
            Total Partners' Equity                                             720,334          635,463
                                                                         -------------    -------------

             Total Liabilities and Partners' Equity                      $     720,334    $     635,463
                                                                         =============    =============



   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

                                      2002                            2001                            2000
                         ------------------------------   ------------------------------   ------------------------------
                         Limited    General     Total     Limited    General     Total     Limited    General     Total
                         Partners   Partners   Partners   Partners   Partners   Partners   Partners   Partners   Partners
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Revenue:
  Operating revenues     $261,798   $ 49,311   $311,109   $360,897   $ 67,976   $428,873   $281,790   $ 53,076   $334,866
  Other revenue
       (Note 10)           64,804     12,206     77,010     74,311     13,997     88,308     32,334      6,090     38,424
  Interest Income             968         10        978         --         --         --         --         --         --
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Total Revenue             327,570     61,527    389,097    435,208     81,973    517,181    314,124     59,166    373,290
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Costs and Expenses:
 Production expenses      131,102     24,694    155,796    190,635     35,907    226,542    123,997     23,356    147,353
 Depreciation,
  depletion and
  amortization             30,506        308     30,814     33,674        340     34,014     31,901        323     32,224
General and
  administrative
  expenses (Note 7)        98,974     18,642    117,616     97,169     18,309    115,478     88,700     16,707    105,407
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Total Expenses            260,582     43,644    304,226    321,478     54,556    376,034    244,598     40,386    284,984
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Net Income               $ 66,988   $ 17,883   $ 84,871   $113,730   $ 27,417   $141,147   $ 69,526   $ 18,780   $ 88,306
                         ========   ========   ========   ========   ========   ========   ========   ========   ========
Net Income Per  Equity
Unit (Note 2)            $   4.66                         $   7.91                         $   4.84
                         ========                         ========                         ========



    The Notes to Financial Statements are integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

                                        Limited         General
                                        Partners        Partners           Total
                                      -------------   -------------    -------------
Balance at December 31, 1999          $     676,005   $    (269,995)   $     406,010
Net Income                                   69,526          18,780           88,306
                                      -------------   -------------    -------------
Balance at December 31, 2000                745,531        (251,215)         494,316
Net Income                                  113,730          27,417          141,147
                                      -------------   -------------    -------------
Balance at December 31, 2001                859,261        (223,798)         635,463
Net Income                                   66,988          17,883           84,871
                                      -------------   -------------    -------------
Balance at December 31, 2002          $     926,249   $    (205,915)   $     720,334
                                      =============   =============    =============





  The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

                                                    2002            2001             2000
                                                -------------   -------------    -------------
Cash Flows From Operating Activities:
   Net Income                                   $      84,871   $     141,147    $      88,306
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
      Depreciation, depletion and
        Amortization                                   30,814          34,014           32,224
      Changes in Assets and Liabilities:
         Due from affiliates                            6,149         (26,507)               0
         Due to affiliates                                  0        (124,619)        (120,531)
                                                -------------   -------------    -------------
              Net Cash Provided (Used) by
                 Operating Activities                 121,834          24,035               (1)
                                                -------------   -------------    -------------
Net Increase (decrease) in cash and cash
   Equivalents                                        121,834          24,035               (1)
Cash and cash equivalents, beginning of
   Year                                                24,038               3                4
                                                -------------   -------------    -------------
Cash and cash equivalents, end of year          $     145,872   $      24,038    $           3
                                                =============   =============    =============


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(1)      Organization and Capital Contributions:

Sterling Gas Drilling Fund 1982, a New York limited partnership (the "Partnership"), was formed on July 28, 1982 for the primary purpose of acquiring, drilling, developing, operating and producing oil and gas in the state of West Virginia. The general partners are: PrimeEnergy Management Corporation (PEMC), a wholly owned subsidiary of PrimeEnergy Corporation (PEC), Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell. Fourteen thousand three hundred seventy limited partnership units, (14,370), were sold at $1,000 per unit aggregating $14,370,000 in total limited partner capital contributions. The general partners' made no capital contributions. Partnership operations commenced on December 22, 1982.


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

                        DECEMBER 31, 2002, 2001 AND 2000


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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


(3)      Oil and Gas Properties (continued):

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2002, 2001 and 2000:

                                              2002         2001         2000
                                           ----------   ----------   ----------
Average sales price per MCF of gas         $     3.59   $     5.13   $     3.53
Average sales price per BBL of
 oil and other liquids                     $    21.53   $    22.82   $    27.32
Production expense per dollar of
 operating revenue                         $     0.50   $     0.53   $     0.44

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2003. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2002, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                                                             (Unaudited)
                                                     ------------------------------
                                                       GAS (MCF)        OIL (BBL)
                                                     -------------    -------------
           Reserves as of December 31, 1999              1,506,852           12,789
           Revisions of previous estimates                 224,684            4,191
           Production                                      (85,689)          (1,174)
                                                     -------------    -------------

           Reserves as of December 31, 2000              1,645,847           15,806
           Revisions of previous estimates                (212,979)          (1,015)
           Production                                      (78,744)          (1,091)
                                                     -------------    -------------

           Reserves as of December 31, 2001              1,354,124           13,700
           Revisions of previous estimates                 154,234            1,570
           Production                                      (78,796)          (1,309)
                                                     -------------    -------------

           Reserves as of December 31, 2002              1,429,562           13,961
                                                     =============    =============

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 2002, 2001 and 2000. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced in 2002, 2001 and 2000.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 and 2000

(5)      Allocation of Partnership Revenues, Income, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership income and expenditures, including deductions attributable thereto, are to be allocated as follows:

         Drilling and completion costs (paid out of initial capital contributions):

               Limited partners                                    99.00%
               General partners                                     1.00%
                                                                  ------
                                                                  100.00%
                                                                  ======

         Syndication costs sales commission and cost acquiring leases:

               Limited partners                                       --%
               General partners                                   100.00%
                                                                  ------
                                                                  100.00%
                                                                  ======

         Offering costs up to $50,000 incurred by Dealer-Manager:

               Limited partners                                       --%
               General partners                                   100.00%
                                                                  ------
                                                                  100.00%
                                                                  ======

         Offering costs other than $50,000 paid by the general partners (up to a maximum of $50,000):

           Limited partners                                        99.00%
           General partners                                         1.00%
                                                                  ------
                                                                  100.00%
                                                                  ======

         Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:

           Limited partners                                        84.15%
           General partners                                        15.85%
                                                                  ------
                                                                  100.00%
                                                                  ======

         All other income, gains, losses, costs, expenses, deductions and credits:

           Limited partners                                        99.00%
           General partners                                         1.00%
                                                                  ------
                                                                  100.00%
                                                                  ======

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(6)      Transactions With Affiliates:

         (a) The payable or receivable to affiliates at December 31, 2002 and 2001 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator's fees (Note 6(b)), and revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $282 for each producing gas well and $944 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year $ 92,916, $149,542 and $92,043 of production operator's fees were incurred, respectively.

         (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2002, 2001 and 2000 for which it was billed $19,018, $9,022, and $5,971, respectively.


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

         During 2002, 2001 and 2000, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800, $100,800 and $85,000 respectively.

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(8)      Federal Income Taxes:

         The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                                                    Year Ended December 31,
                                                                         -----------------------------------------------
                                                                             2002             2001             2000
                                                                         -------------    -------------    -------------
           Net income as reported on the
            Partnership's federal income tax return                      $     115,685    $     175,161    $     115,424

           Depreciation, depletion and amortization for financial
            reporting purposes greater than income tax amount                  (30,814)         (34,014)         (27,117)
                                                                         -------------    -------------    -------------
           Net income (loss) per accompanying financial statements       $      84,871    $     141.147    $      88,307
                                                                         =============    =============    =============

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

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(9)      Major Customers:

         A schedule of the major purchasers of the Partnership's production is as follows:


           Purchaser                          2002         2001         2000
           -----------------------------   ----------   ----------   ----------
           Clearfield Appalachian          $   26,650   $   23,289   $   32,066
           Dominion Field Services         $  206,784   $  353,113   $  302,799
           Cabot  Oil & Gas                $   31,889           --           --
           Eastern Pipeline Corp.          $   26,650           --           --


         In December 2002 the Partnership entered into a contract to sell a percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership will be sold at current spot market prices.

(10)     Other Revenue:

         The Partnership's other income for 2002 wa a result of a cash bonus paid to the partnership for a three-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of three years. If the third party exercises their rights with in the three years the Partnership could receive an overriding royalty interest.

         The Partnership's other income in 2001 is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest.

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

                                   SCHEDULE V

                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                    Balance at                                                       Balance
                                    Beginning       Additions                                        At End
                                     Of Year         At cost       Retirements    Other Changes      Of Year
                                  -------------   -------------   -------------   -------------   -------------
Year Ended December 31, 2002:
  Leasehold costs                 $     466,804              --              --              --   $     466,804
  Wells and related equipment        11,970,091              --              --              --      11,970,091
                                  -------------   -------------   -------------   -------------   -------------
                                  $  12,436,895   $          --   $          --   $          --   $  12,436,895
                                  =============   =============   =============   =============   =============
Year Ended December 31, 2001:
  Leasehold costs                 $     466,804              --              --              --   $     466,804
  Wells and related equipment        11,970,091              --              --              --      11,970,091
                                  -------------   -------------   -------------   -------------   -------------
                                  $  12,436,895   $          --   $          --   $          --   $  12,436,895
                                  =============   =============   =============   =============   =============
Year ended December 31, 2000:
  Leasehold costs                 $     466,804              --              --              --   $     466,804
  Wells and related equipment        11,970,091              --              --              --      11,970,091
                                  -------------   -------------   -------------   -------------   -------------
                                  $  12,436,895   $          --   $          --   $          --   $  12,436,895
                                  =============   =============   =============   =============   =============

                                   SCHEDULE VI
                         STERLING GAS DRILLING FUND 1982
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                        Balance at     Charges to                                        Balance
                                        Beginning      Costs and                         Other           At End
                                         Of Year        Expenses       Retirements     Retirements       Of Year
                                      -------------   -------------   -------------   -------------   -------------
Year Ended December 31, 2002:
  Leasehold costs                     $     452,285   $         766   $          --   $          --   $     453,051
  Wells and related equipment            11,399,692          30,048              --              --      11,429,740
                                      -------------   -------------   -------------   -------------   -------------
                                      $  11,851,977   $      30,814   $          --   $          --      11,882,791
                                      =============   =============   =============   =============   =============
Year Ended December 31, 2001:
  Leasehold costs                     $     451,441   $         844   $          --              $-   $     452,285
  Wells and related equipment            11,366,522          33,170              --              --      11,399,692
                                      -------------   -------------   -------------   -------------   -------------
                                      $  11,817,963   $      34,014   $          --              $-   $  11,851,977
                                      =============   =============   =============   =============   =============
Year ended December 31, 2000:
  Leasehold costs                     $     450,642   $         799   $          --              $-   $     451,441
  Wells and related equipment            11,335,097          31,425              --              --      11,366,522
                                      -------------   -------------   -------------   -------------   -------------
                                      $  11,785,739   $      32,224   $          --   $          --   $  11,817,963
                                      =============   =============   =============   =============   =============

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

(99.1)   Certification (filed herewith)

(99.2)   Certification (filed herewith)