Form 10-Q
period 2003-06-30
STERLING GAS DRILLING FUND 1982
filed 2003-08-13
CIK 704202


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Yes X No

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/


PART I

Sterling Gas Drilling Fund 1982

Index to Form 10Q

Part 1:
Item 1. Financial Statements
Balance Sheets June 30, 2003 and December 31, 2002.	3
Statements of Operations for the Six and Three Months Ended June 30, 2003 and 2002.	4-7
Statements of Changes in Partners' Equity for theSix and Three Months Ended June 30, 2003 and 2002.	8-9
Statements of Cash Flows for the Three Months Ended June 30, 2003 and 2002.	10
Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 4. Controls and Procedures	15

Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	16

Signature	17

<page 3>

STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$136,455	$145,872
Due from affiliates	18,994	20,358
	-----------------	--------------
Total current assets	155,449	166,230
	-----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
amortization	(11,898,198)	(11,882,791)
	-----------------	--------------
Total Oil and Gas Properties	538,697	554,104
	-----------------	--------------
Total assets	$694,146	$720,334
	==========	========

Partners Equity
Limited partners	$902,056	$926,249
General partners	(207,910)	(205,915)
	-----------------	--------------
Total partners equity	$694,146	$720,334
	==========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2003
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$179,941	$33,893	$213,834
Interest income	882	9	891
	--------------	--------------	--------------
Total Revenue	180,823	33,902	214,725
	--------------	--------------	--------------
Costs and Expenses:
Production expense	102,497	19,306	121,803
General and administrative to a related party	42,412	7,988	50,400
General and administrative	8,929	1,682	10,611
Depreciation, depletion and amortization	15,253	154	15,407
	--------------	--------------	--------------
Total Costs and Expenses	169,091	29,130	198,221
	--------------	--------------	--------------
Net Income	$11,732	$4,772	$16,504
	========	========	========
Net Income per Equity unit	$0.82
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2002
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$103,451	$19,485	$122,936
Other income	51,929	9,781	61,710
Interest income	474	5	479
	--------------	--------------	--------------
Total Revenue	155,854	29,271	185,125
	--------------	--------------	--------------

Costs and Expenses:
Production expense	47,854	9,013	56,867
General and administrative to a related party	42,412	7,988	50,400
General and administrative	9,213	1,735	10,948
Depreciation, depletion and amortization	15,924	161	16,085
	--------------	--------------	--------------
Total Costs and Expenses	115,403	18,897	134,300
	--------------	--------------	--------------
Net Income	$40,451	$10,374	$50,825
	========	========	========
Net Income per equity unit	$2.81
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2003
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$88,644	$16,697	$105,341
Interest income	430	4	434
	-------------	-------------	-------------
Total Revenue	89,074	16,701	105,775
	-------------	-------------	-------------
Costs and Expenses:
Production expense	58,370	10,994	69,364
General and administrative to a related party	21,206	3,994	25,200
General and administrative	5,919	1,115	7,034
Depreciation, depletion and amortization	7,626	77	7,703
	-------------	-------------	-------------
Total Costs and Expenses	93,121	16,180	109,301
	-------------	-------------	-------------
Net Income (Loss)	$(4,047)	$521	$(3,526)
	=======	=======	=======
Net Income (Loss) per equity unit	$(0.28)
	=======

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
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

Six Months Ending June 30, 2003
	Limited Partners	General Partners	Total

Balance at beginning of period	$926,249	$(205,915)	$720,334
Distribution to partners	(35,925)	(6,767)	(42,692)
Net Income	11,732	4,772	16,504
	-------------	-------------	-------------
Balance at end of period	$902,056	(207,910)	$694,146
	========	========	========

		Six Months Ending June 30, 2002
	Limited Partners	General Partners	Total

Balance at beginning of period	$859,261	$(223,798)	$635,463
Net Income(Loss)	40,451	10,374	50,825
	-------------	-------------	-------------
Balance at end of period	$899,712	(213,424)	$686,288
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

Three Months Ending June 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$942,028	$(201,664)	$740,364
Distribution to partners	(35,925)	(6,767)	(42,692)
Net Income(Loss)	(4,047)	521	(3,526)
	-------------	-------------	-------------
Balance at end of period	$902,056	$(207,910)	$694,146
	========	========	========

		Three Months Ending June 30, 2002
	Limited Partners	General Partners	Total

Balance at beginning of period	$893,087	$(216,033)	$677,054
Net Income(Loss)	6,625	2,609	9,234
	-------------	-------------	-------------
Balance at end of period	$899,712	$(213,424)	$686,288
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2003	Six months Ended June 30, 2002

Net cash provided by operating activities	$33,275	$68,244
	---------------	---------------

Cash flows from financing activities:
Distribution to partners	(42,692)	0
	-------------	-------------
Net cash used in financing activities	(42,692)	0
	-------------	-------------

Net increase(decrease) in cash and cash equivalents	(9,417)	68,244

Cash and cash equivalents at beginning of period	145,872	24,038
	---------------	---------------
Cash and cash equivalents at end of period	$136,455	$92,282
	=========	=========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

June 30, 2003

1. The accompanying statements for the period ending June 30, 2003 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.

<page 12>

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 2003, the General partners have distributed to the Limited partners $1,438,431 or 10.01%of the total Limited Partner capital contributions to the Limited partners.

In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 and December 31, 2001 were not considered. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The range during the first seven months of 2003 has been from $4.71 to $12.20 with an average of $5.88. The average recent futures market prices have been in the range of $4.71 to $5.16.

<page 13>

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

  Capital Resources

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

  Results of Operations

Overall operating revenue increased from $122,936 in 2002 to $213,834 in 2003. The Partnership experienced increase gas and a minor reduction in oil production, from 35,871 MCF and 445 BBLS in 2002 to 39,179 MCF and 407 BBLS in 2003. The average prices changed from $3.20 per MCF and $18.28 per barrel in 2002 to $5.18 per MCF and $27.19 BBLS in 2003. In December 2002 the Partnership entered into a contract to sell approximately seventy-five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas to be sold by the Partnership will be sold at current spot market prices. This combination allows the Partnership to sell its gas and avoid some of the more significant negative swings that could occur in the spot market. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintenance and natural declines.

Production expenses increased from $56,867 in 2002 to $121,803 in 2003. The production expenses include variable costs associated with volume and price changes, repairs and labor costs associated with the wells and well sites. The production costs for both years include normal maintence at the well and the well-sites.

<page 14>

The Partnership did not receive any other income during the first six months of 2003 and other income received in 2002 is a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2002 and 2003 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2003 or 2002. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

<page 15>

Item 4: Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

<page 16>

PART II Other Information:

Items 1 through 5 have been omitted in that each item is either Inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit 31.1 Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

(b) Exhibit 31.2 Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

(c) Exhibit 32.1: Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(d) Exhibit 32.2: Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(e)Form 8-K: The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

<page 17>

S I G N A T U R E

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

August 12, 2003
(Date)