Form 10-Q
period 2003-09-30
STERLING GAS DRILLING FUND 1982
filed 2003-11-14
CIK 704202


UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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


PART I

Sterling Gas Drilling Fund 1982

Index to Form 10Q

Part 1:
Item 1. Financial Statements
Balance Sheets September 30, 2003 and December 31, 2002.	3
Statements of Operations for the Nine and Three Months Ended September 30, 2003 and 2002.	4-7
Statements of Changes in Partners' Equity for theNine and Three Months Ended September 30, 2003 and 2002.	8-9
Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002.	10
Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 4. Controls and Procedures	15

Part II. Other Information	16

Signature	17

<page 3>

STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$158,595	$145,872
Due from affiliates	26,266	20,358
	-----------------	--------------
Total current assets	184,861	166,230
	-----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
amortization	(11,905,901)	(11,882,791)
	-----------------	--------------
Total Oil and Gas Properties	530,994	554,104
	-----------------	--------------
Total assets	$715,855	$720,334
	==========	========

Partners Equity
Limited partners	$919,233	$926,249
General partners	(203,378)	(205,915)
	-----------------	--------------
Total Partners Equity	$715,855	$720,334
	==========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$274,226	$51,652	$325,878
Interest income	1,225	12	1,237
	--------------	--------------	--------------
Total Revenue	275,451	51,664	327,115
	--------------	--------------	--------------
Costs and Expenses:
Production expense	147,689	27,818	175,507
General and administrative to a related party	63,617	11,983	75,600
General and administrative	12,357	2,328	14,685
Depreciation, depletion and amortization	22,879	231	23,110
	--------------	--------------	--------------
Total Costs and Expenses	246,542	42,360	288,902
	--------------	--------------	--------------
Net Income	$28,909	$9,304	$38,213
	========	========	========
Net Income per equity unit	$2.01
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
	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$94,285	$17,759	$112,044
Interest income	343	3	346
	-------------	-------------	-------------
Total Revenue	94,628	17,762	112,390
	-------------	-------------	-------------
Costs and Expenses:
Production expense	45,192	8,512	53,704
General and administrative to a related party	21,205	3,995	25,200
General and administrative	3,428	646	4,074
Depreciation, depletion and amortization	7,626	77	7,703
	-------------	-------------	-------------
Total Costs and Expenses	77,451	13,230	90,681
	-------------	-------------	-------------
Net Income	$17,177	$4,532	$21,709
	=======	=======	=======
Net Income per equity unit	$1.20
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2002

7

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
	=======

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

Nine Months Ending September 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$926,249	$(205,915)	$720,334
Distribution to partners	(35,925)	(6,767)	(42,692)
Net Income	28,909	9,304	38,213
	-------------	-------------	-------------
Balance at end of period	$919,233	$(203,378)	$715,855
	========	========	========

		Nine Months Ending September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$859,261	$(223,798)	$635,463
Net Income	50,473	13,620	64,093
	-------------	-------------	-------------
Balance at end of period	$909,734	(210,178)	$699,556
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

Three Months Ending September 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$902,056	$(207,910)	$694,146
Net Income	17,177	4,532	21,709
	-------------	-------------	-------------
Balance at end of period	$919,233	$(203,378)	$715,855
	========	========	========

		Three Months Ending September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$899,712	$(213,424)	$686,288
Net Income	10,022	3,246	13,268
	-------------	-------------	-------------
Balance at end of period	$909,734	$(210,178)	$699,556
	========	========	========

See accompanying footnote to the financial statements


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2003	Nine months Ended September 30, 2002

Net cash provided by operating activities	$55,415	$84,677
	--------------	-------------

Cash flows from financing activities:
Distribution to partners	(42,692)	-
	--------------	-------------
Net cash used in financing activities	(42,692)	-
	--------------	-------------

Net increase in cash and cash equivalents	12,723	84,677

Cash and cash equivalents at beginning of period	145,872	24,038
	--------------	-------------
Cash and cash equivalents at end of period	$158,595	$108,715
	========	========

See accompanying footnote to the financial statements


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

September 30, 2003

1. The accompanying statements for the period ending September 30, 2003 are unaudited, but reflect all adjustments necessary to present fairly the results of operations.

<page 12>

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and individual consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash, credited to the capital accounts of the Partners, as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 2003, the General partners have distributed to the Limited partners $1,438,431 or 10.01%of the total Limited Partner capital contributions to the Limited partners.

In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 and December 31, 2001 were not considered. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The range during the first nine months of 2003 has been from $4.34 to $12.20 with an average of $5.57. The average recent futures market prices have been in the range of $4.38 to $4.93.

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

<page 13>

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

  Results of Operations

Overall operating revenue increased from $214,155 in 2002 to $325,878 in 2003. The Partnership experienced an increase in gas and a minor reduction in oil production, from 57,384 MCF and 1,031 BBLS in 2002 to 60,770 MCF and 679 BBLS in 2003. The average prices changed from $3.36 per MCF and $20.48 per barrel in 2002 to $5.06 per MCF and $27.04 BBLS in 2003. In December 2002 the Partnership entered into a contract to sell approximately seventy-five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas to be sold by the Partnership will be sold at current spot market prices. This combination allows the Partnership to sell its gas and avoid some of the more significant negative swings that could occur in the spot market. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintenance and natural declines.

Production expenses increased from $114,458 in 2002 to $175,507 in 2003. The production expenses include variable costs associated with volume and price changes, repairs and labor costs associated with the wells and well sites. The production costs for both years include normal maintence at the well and the well-sites.

<page 14>

The Partnership did not receive any other income during the first nine months of 2003 and other income received in 2002 is a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

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

November 12, 2003
(Date)