Form 10-K
period 2003-12-31
STERLING GAS DRILLING FUND 1982
filed 2004-03-30
CIK 704202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 2-78441

Sterling Gas Drilling Fund 1982

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3147901 (I.R.S. Employer Identification No.)

One Landmark Square Stamford, Connecticut (Address of principal executive offices)	06901 (Zip Code)

Registrant’s telephone number, including area code: (203) 358-5700

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interests
(Title of Class)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether Registrant is an accelerated filer as defined in Exchange Act Rule 12-b-2 YES [   ] NO [X]

     The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

     The number of Units of the Registrant outstanding as of March 15, 2004, was: 14,370.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

STERLING GAS DRILLING FUND 1982

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended
December 31, 2003

PART I

Item 1. BUSINESS

     Sterling Gas Drilling Fund 1982 (the “Registrant” or the “Partnership”) is a limited partnership formed under the laws of the State of New York on July 28, 1982. The sole business of the Partnership was the drilling of the formation extension wells principally for natural gas in various locations in the state of West Virginia. No exploratory drilling was undertaken.

     The principal place of business of the Partnership is at One Landmark Square, Stamford, Connecticut 06901, and telephone (203) 358-5700. The Managing General Partner of the Partnership is Management Corporation, (a New York corporation), which is a wholly owned subsidiary of PrimeEnergy Corporation, (a publicly held Delaware corporation). Messrs. Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell also are General Partners. Mr. Drimal is a Director, President and Chief Executive Officer of PrimeEnergy Management Corporation and PrimeEnergy Corporation, and Mr. Campbell is a Director of PrimeEnergy Corporation.

     The aggregate contributions to the Partnership were $14,370,000, all of which, net of the organization expenses of the Partnership were expended in the drilling of such formation extension wells. Such properties are located in Clay, Roane, Calhoun, Wirt, Kanawha, Lincoln and Putnam Counties, West Virginia. The Partnership does not operate any of the properties in which it has an interest, but generally such properties are operated and serviced by Prime Operating Company, a Texas corporation, and Eastern Oil Well Service Company, a West Virginia corporation, both wholly-owned subsidiaries of PrimeEnergy Corporation.

     During 2003, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2004, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

     During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005, this agreement terminates. Acreage held by Sterling Drilling Fund 1982 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

     During early 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Gas Drilling Fund 1982, Limited Partnership has been included in the Farmout Agreement. This agreement provided for a small cash bonus paid at closing and gives EAE the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement closed in May 2001 and will be in effect till May 1, 2003. EAE drilled a successful well in 2003 and pursuant to the agreements the Partnership received $5,681 attributable to the overriding royalty interest in 2003.

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

     The availability of a ready market for any oil and gas produced by the Partnership at acceptable prices per unit of production will depend upon numerous factors beyond the control of the Partnership, including the extent of domestic production and importation of oil and gas, the proximity of the Partnership’s producing properties to gas pipelines and the availability and capacity of such pipelines, the marketing of other competitive fuels, fluctuation in demand, governmental regulation of production, refining, transportation and sales, general national and worldwide economic conditions, and pricing, use and allocation of oil and gas and their substitute fuels.

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 2003, the Partnership’s gas production was purchased by Dominion Field Services (formerly named Phoenix Diversified), Cabot Oil & Gas Company and Eastern Pipeline Corporation, $263,720 or 68.69%, $46,719 or 12.17% and $52,149 or 13.58%, respectively. The Partnership’s oil production was purchased by the Clearfield Appalachian Holdings (formerly named the American Refining Group), $26,118 or 100%. None of these purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

Environmental Matters

     The Petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership’s expenses relating to preserving the environment during 2003 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership’s operations or financial condition.

Regulation

     The Partnership’s oil and gas operations are subject to a wide variety of federal, state and local regulations. Administrative agencies in such jurisdictions may promulgate and enforce rules and regulations relating to, among other things, drilling and spacing of oil and gas wells, production rates, prevention of waste, conservation of natural gas and oil, pollution control, and various other matters, all of which may affect the Partnership’s future operations and production of oil and gas. The Partnership’s natural gas production and prices received for natural gas are regulated by the Federal Energy Regulatory Commission (“FERC”) and the Natural Gas Policy Act of 1978 and various state regulations. The Partnership is also subject to state drilling and proration regulations affecting its drilling operations and production rates.

     The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulation of interstate transporter’s affects the marketing of natural gas produced by the Partnership as well as the revenues received by the Partnership for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC’s efforts have significantly altered the marketing and pricing of natural gas. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of a gas producer, restricting the prices at which a producer may sell its gas or the market demand for gas, nor can it be predicted which proposals, including those presently under consideration, if enacted, might be effective.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Partnership cannot predict when or if any such proposals might become effective, or their effect, if any, on the Partnership’s operations. The Partnership believes that it will comply with all orders and regulation changes applicable to its operations. However, in view of the many uncertainties with respect to the current controls, including their duration and possible modification together with any new proposals that may be enacted, the Partnership cannot predict the overall effect, if any, of such controls on its operations.

Taxation

     The Partnership received an opinion of its counsel that the Partnership would be classified as a partnership and the holders of Partnership Units would be treated as limited partners for federal income tax purposes. The Partnership itself, to the extent that it is treated for federal income tax purposes as a partnership, is not subject to any federal income taxation, but it is required to file annual partnership returns. Each holder of Partnership Units will be allocated his or her distributive shares of the Partnership’s income, gain, profit, loss, deductions, credits, tax preference items and distributions for any taxable year of the Partnership ending within or with his taxable year without regard as to whether such holder has received or will receive any cash distributions from the Partnership.

Item 2. PROPERTIES

     The Partnership has no interest in any properties other than its oil and gas properties. The information set forth below summarizes the Partnership’s oil and gas wells, production and reserves, for the periods indicated.

Producing Wells and Operating Information

     The Partnership, following its formation, and in December, 1982, contracted for the drilling of 51 development wells, which resulted in 50 producing wells and one dry hole.

     As of December 31, 2003, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

     Producing wells:

	Gross	Net
Oil Wells	0	0.00
Gas Wells	59	48.05
Producing acres	3,014	2,455

(1)	A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table sets forth the Partnership’s oil & gas production, average sales price and average production costs as of and for the periods indicated:

	year ended December 31
	2003	2002	2001	2000	1999
Production:
Oil and Condensate (bbl)	962	1,309	1,091	1,174	1,226
Gas (Mcf)	76,802	78,796	78,744	85,689	88,511
Average Price of Sales:
Oil and Condensate ($ per bbl)	$27.14	$21.53	$22.82	$27.32	$14.81
Gas ($ per Mcf)	$5.00	$3.59	$5.13	$3.53	$2.53
Production Expense per Dollar Of Operating Revenue	$0.54	$0.50	$0.53	$0.44	$0.51

Oil and Gas Reserves

     The Ryder Scott Company, L.P. has evaluated the Partnership’s interests in proved developed oil and gas properties for the periods indicated below. All of the Partnership’s reserves are located in the continental United States. The following table summarizes the Partnership’s oil and gas reserves at the dates shown (figures rounded):

	Proved Developed
	Oil (bbls)	Gas (Mcf)
1999	12,800	1,506,850
2000	15,800	1,645,850
2001	13,700	1,354,100
2002	14,000	1,429,600
2003	10,500	1,438,100

     The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership’s proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

	Proved Developed
		Present Value
	Future Net	of Future Net
As of 12-31	Revenue	Revenue
1999	2,256,800	936,700
2000	11,363,600	4,363,700
2001	1,930,100	788,000
2002	3,292,100	1,347,700
2003	5,142,400	2,161,400

     The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

     In accordance with FASB Statement No. 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 and 2002 were not considered. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96 and a high of $12.20 and the average was $5.48. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The range during the first quarter of 2004 has been from $5.08 to $7.01 with an average of $5.65. The recent futures market prices have been in the $5.62 range.

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

     Since January 1, 2004, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

Item 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 2003 for vote by the holders of Partnership Units.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no market for the Limited Partnership Units (the “Units”) of the Partnership. As of March 15, 2004, there were 748 holders of record of the Units.

     The Units are not regarded, as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2003 aggregated $35,925. Aggregate cash distributions to the holders of the Units as of December 31, 2003, was $1,438,437.

     The Managing General Partner may purchase Units directly from the unit holders if presented to the Managing General Partner, subject to conditions, including limitations on numbers of Units, and at a price to be fixed by the Managing General Partner in accordance with certain procedures, all as provided for in the Limited Partnership Agreement of the Partnership.

Item 6. SELECTED FINANCIAL DATA

     The information required hereunder is set forth under “Selected Financial Data” in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required hereunder is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Registrant is a “small business issuer” as defined in the Securities and Exchange Act Rule 12b-2 and no information is required to be provided by this Item 7A.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is set forth under “Report of Independent Public Accountants,” “Balance Sheets,” “Statements of Operations,” “Statements of Changes in Partners’ Equity,” “Statements of Cash Flows” and “Notes to Financial Statements” in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There was no disagreement between the Partnership and its certified public accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A. CONTROLS AND PROCEDURES

     PrimeEnergy Management Corporation (“PEMC”), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, PEMC’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, PEMC’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in PEMC’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date PEMC carried out its evaluation.

PART III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation (“Management”). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2004, Management acts as the Managing General Partner in a total of 18 limited partnerships and joint ventures, of which 2 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation (“PrimeEnergy”), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 207 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 56, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 50, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Lynne G. Pizor, age 44, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994 and Prime Energy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     Joan Podlovits, age 38, has been Controller of PrimeEnergy Management Corporation since September 2002. She joined Management in July 1989 as a staff accountant. She held the position of Accounting Manager for Management from April 1994 to August 2002. She is a graduate of Pace University with a Bachelor of Business Administration degree in Public Accounting.

     James F. Gilbert, age 71, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

Item 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership, which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2003 and 2002, the allocation of general and administrative expenses to the Partnership was $100,800 per year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2004, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

	Number
Name and Address of Beneficial Owner	Of Units	Percent
PrimeEnergy Management Corporation One Landmark Square Stamford, CT 06901	1,249	8.70%
PrimeEnergy Corporation One Landmark Square Stamford, CT 06901	4,577	31.84%

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2003 was paid well operating fees ranging from about $273 to $ 925 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2003 and 2002, the Partnership paid an aggregate of $153,055 and $111,934, respectively, in such fees and expenses.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Partnership has been charged for audit fees the amounts of $9,500 in 2003 and $9,500 in 2002 for services rendered in connection with the audit of the Partnership’s Financial Statement by Pustorino, Puglisi & Co. LLP. No audit related fees, tax related fees, and any other fees were incurred by the Partnership. The Audit Committee of PrimeEnergy Management Corporation, as the Managing General Partner, approved the fees and independent audit services provide by Pustorino, Puglisi & Co. LLP.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements (Index to the Financial Information at page F-1)

2.	Financial Statement Schedules: Schedule V Property and Equipment – Oil and Gas Properties Schedule VI Accumulated Depreciation, Depletion and Amortization – Oil and Gas Properties

3.	Exhibits:

(3)	Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund 1981 (Incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1981 Form 10-K for the year ended December 31, 1994.)

23	Consent of Ryder Scott Company, L.P. (filed herewith)

31.1	302 Certification of Chief Executive Officer (filed herewith)

31.2	302 Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 Consent of Ryder Scott Company, L.P. (filed herewith)

(b)	Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 29th day of March 2004.

Sterling Gas Drilling Fund 1982
By:	PrimeEnergy Management Corporation
Managing General Partner

By:	/S/ Charles E. Drimal Jr.

Charles E. Drimal, Jr.
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 29th day of March 2003.

/S/ Charles E. Drimal Jr Charles E. Drimal, Jr. The Principal Executive Officer	Director and President, PrimeEnergy Management Corporation
/S/ Beverly A. Cummings Beverly A. Cummings The Principal Financial and Accounting Officer	Director and Vice President and Treasurer, PrimeEnergy Management Corporation;

Sterling Gas Drilling Fund 1982
(a New York Limited Partnership)

All other schedules have been omitted, as the information required is either included in the financial statements, related notes, or is not applicable.

Item 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data to highlight significant trends in the Registrant’s financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.

	YEAR ENDED DECEMBER 31, (000's omitted)
	2003	2002	2001	2000	1999
Revenues	$412	$389	$517	$373	$246
Net income (loss):
Limited Partners	33	67	114	69	(24)
General Partners	11	17	27	19	2
Per equity unit	2.27	4.66	7.91	4.84	(1.63)
Total assets	721	720	635	619	651
Cash distributions:
Limited Partners	36	—	—	—	—
General Partners	7	—	—	—	—
Limited partners as a % of original contribution	.25%	—	—	—	—

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2003, the General Partners have distributed to the Limited Partners, $1,438,437 or 10.01% of the total Limited Partner capital contributions.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2002 was approximately $1,347,682 as compared to December 31, 2003 of about $2,161,436. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measure in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

     In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 were not considered. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96 and a high of $12.20 and the average was $5.48. The range during the first quarter of 2004 has been from $5.08 to $7.01 with an average of $5.65. The recent futures market prices have been in the $5.62 range.

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

     The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent drilling contractor in December 1982 for $11,400,000. Pursuant to the terms of this contract, fifty-one wells have been drilled resulting in fifty producing wells and one dry-hole. The Partnership has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provision of the Agreement of Limited Partnership of the Partnership.

     3. Results of operations:

     2003 compared to 2002

     The Partnership’s overall operating revenue, excluding other income, increased from $311,109 in 2002 to $410,026 in 2003. The Partnership received the majority of its revenue from gas production combined with some oil production. During 2003, the Partnership’s oil and gas production declined from 1,309 barrels and 78,796 MCF in 2002 to 962 barrels and 76,802 barrels in 2003. The average price per barrel and MCF increase when compared to 2002, from $21.52 and $3.59 in 2002 to $27.14 and $5.00 in 2003. In December 2002 a higher contract price for majority of the Partnership’s gas was agreed upon. A portion of the Partnership’s wells were shut-in during November and December 2003 due to a fire at a compressor plant on one of the Purchaser’s transportation lines servicing the Partnership wells. All wells were back on line as of December 31, 2003 due to the main transport lines being re-routed around the compressor plant. The Partnership did experience declines in its gas production that can be directly attributed to this shut-in. The Partnership’s overall revenue increased due to the higher prices received per MCF.

     Production expenses increased from $155,796 in 2002 to $220,087 in 2003. During 2002 and 2003, the majority of production costs were for the normal upkeep and maintenance of the wells and well sites. The variable costs expended in both 2003 and 2002 were reasonable based upon each years production and revenue received. General and administrative costs increased slightly from $117,618 in 2002 to $118,426 in 2003. Management will use in-house resources if it provides efficient and timely services to the partnership. Amounts in both years are substantially less than the $718,500 allowed to be allocated to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management’s efforts to limit costs, both incurred and allocated to the Partnership.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion deduction was needed in 2003 or 2002. The overall depreciation, depletion and amortization were consistent with the rates used and the existing property basis.

     2002 compared to 2001

     The Partnership’s overall operating revenue, excluding other income, decreased from $428,873 in 2001 to $311,109 in 2002. The Partnership receives the majority of its revenue from gas production combined with some oil production. During 2002, the Partnership’s oil production increased slightly from 1,091 barrels in 2001 to 1,309 barrels in 2002. The Partnership’s gas production was very stable and showed little change, from 78,744 MCF in 2001 to 78,796 MCF’s in 2002. Both the average oil price per barrel and average price per MCF decline when compared to 2001, from $22.82 and $5.13 in 2001 to $21.52 and $3.59 in 2002. For most of 2002 the Partnership’s revenue was based upon an average spot market price. In December 2002 a higher contract price for majority of the Partnership’s gas was agreed upon. The stable production throughout 2002 reduced the effect of the price change on operating revenue.

     The Partnership’s other income is a result of a cash bonus paid to the partnership for an additional farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest

     Production expenses decreased from $226,542 in 2001 to $155,796 in 2002. During 2002, the majority of production costs were for the normal upkeep and maintenance of the wells and well sites. During 2001, the production expenses included repairs and labor costs associated with the wells and well sites some lease operating expenses vary with the amount of production sold and the revenue received. The variable costs expended in both 2002 and 2001 were reasonable based upon each years production and revenue received. General and administrative costs increased slightly from $115,478 in 2001 to $117,618 in 2002. Management will use in-house resources if it provides efficient and timely services to the partnership. Amounts in both years are substantially less than the $718,500 allowed to be allocated to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management’s efforts to limit costs, both incurred and allocated to the Partnership.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion deduction was needed in 2001 or 2002. The overall depreciation, depletion and amortization were consistent with the rates used and the existing property basis.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sterling Gas Drilling Fund 1982:

We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 29, 2004

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Current Assets:
Cash and cash equivalents (Note 2)	$191,817	$145,872
Due from affiliates	4,882	20,358

Total Current Assets	196,699	166,230

Oil and Gas Properties – successful efforts methods (Note 3) - Leasehold costs	466,804	466,804
Wells and related facilities	11,970,091	11,970,091

Total	12,436,895	12,436,895
Less – Accumulated depreciation, depletion and amortization	(11,912,211)	(11,882,791)

	524,684	554,104

Total Assets	$721,383	$720,334

Liabilities and Partners’ Equity
Partners’ Equity:
Limited partners	$923,009	$926,249
General partners	(201,626)	(205,915)

Total Partners’ Equity	721,383	720,334

Total Liabilities and Partners’ Equity	$721,383	$720,334

     The Notes to Financial Statements are an integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001

	2003			2002			2001
	Limited	General	Total	Limited	General	Total	Limited	General	Total
	Partners	Partners	Partners	Partners	Partners	Partners	Partners	Partners	Partners
Revenue:
Operating revenues	$345,037	$64,989	$410,026	$261,798	$49,311	$311,109	$360,897	$67,976	$428,873
Other revenue (Note 10)	—	—	—	64,804	12,206	77,010	74,311	13,997	88,308
Interest Income	1,632	16	1,648	968	10	978	—	—	—

Total Revenue	346,669	65,005	411,674	327,570	61,527	389,097	435,208	81,973	517,181

Costs and Expenses:
Production expenses	185,203	34,884	220,087	131,102	24,694	155,796	190,635	35,907	226,542
Depreciation, depletion and amortization	29,126	294	29,420	30,506	308	30,814	33,674	340	34,014
General and administrative expenses (Note 7)	99,655	18,771	118,426	98,974	18,642	117,616	97,169	18,309	115,478

Total Expenses	313,984	53,949	367,933	260,582	43,644	304,226	321,478	54,556	376,034

Net Income	$32,685	$11,056	$43,741	$66,988	$17,883	$84,871	$113,730	$27,417	$141,147

Net Income Per Equity Unit (Note 2)	$2.27			$4.66			$7.91

     The Notes to Financial Statements are integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001

	Limited	General
	Partners	Partners	Total
Balance at December 31, 2000	$745,531	(251,215)	494,316
Net Income	113,730	27,417	141,147

Balance at December 31, 2001	859,261	(223,798)	635,463
Net Income	66,988	17,883	84,871

Balance at December 31, 2002	926,249	$(205,915)	$720,334
Distributions to partners	(35,925)	(6,767)	(42,692)
Net Income	32,685	11,056	43,741

Balance at December 31, 2003	$923,009	$(201,626)	$721,383

     The Notes to Financial Statements are an integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001

	2003	2002	2001
Cash Flows From Operating Activities:
Net Income	$43,741	$84,871	$141,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and Amortization	29,420	30,814	34,014
Changes in Assets and Liabilities:
(Increase) decrease in due from affiliates	15,476	6,149	(26,507)
Increase (Decrease) in due to affiliates	—	—	(124,619)

Net Cash Provided by Operating Activities	88,637	121,834	24,035

Cash Flows From Financing Activities:
Distributions to partners	(42,692)	—	—

Net Cash Used in Financing Activities	(42,692)	—	—
Net Increase in cash and cash Equivalents	45,945	121,834	24,035
Cash and cash equivalents, beginning of Year	145,872	24,038	3

Cash and cash equivalents, end of year	$191,817	$145,872	$24,038

     The Notes to Financial Statements are an integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(1) Organization and Capital Contributions:

Sterling Gas Drilling Fund 1982, a New York limited partnership (the “Partnership”), was formed on July 28, 1982 for the primary purpose of acquiring, drilling, developing, operating and producing oil and gas in the state of West Virginia. The general partners are: PrimeEnergy Management Corporation (PEMC), a wholly owned subsidiary of PrimeEnergy Corporation (PEC), Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell. Fourteen thousand three hundred seventy limited partnership units, (14,370), were sold at $1,000 per unit aggregating $14,370,000 in total limited partner capital contributions. The general partners’ made no capital contributions. Partnership operations commenced on December 22, 1982.

(2)Summary of Significant Accounting Policies:

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

Oil and Gas Producing Activities:

The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(2) Summary of Significant Accounting Policies — (Cont’d):

(utilizing aggregations of common geological structures) by the unit-of-production method based upon the ratio of production to proved developed oil and gas reserves. Additional depreciation, depletion and amortization may be recorded if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

Federal Income Taxes:

As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

Limited Partners’ Income (Loss) Per Equity Unit:

The limited partners’ income (loss) per equity unit is computed on the 14,370 limited partner equity units.

Cash and Cash Equivalents:

For purposes of the statements of cash flows the Partnership considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

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

(3)Oil and Gas Properties:

The Partnership acquired leases or farmouts from PEMC at its cost. Cost is defined as any amount paid for delay rentals, lease bonuses, if any, surveys and other expenses including such portion of any of the general partners’, or their affiliates’ reasonable, necessary and actual expenses for geological, geophysical, seismic, land, engineering, drafting, accounting, legal and other services. During 1982, the Partnership, as reimbursement of costs for leases it acquired from PEMC, paid PEMC $466,804. The Partnership currently pays royalties of approximately 12.5% to 19.8% of the selling price of the gas and oil extracted.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(3)	Oil and Gas Properties (continued):

The following table sets forth certain revenue and expense data concerning the Partnership’s oil and gas activities for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Average sales price per MCF of gas	$5.00	$3.59	$5.13
Average sales price per BBL of oil and other liquids	$27.14	$21.53	$22.82
Production expense per dollar of operating revenue	$0.54	$0.50	$0.53

(4)	Quantities of Oil and Gas Reserves:

The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2004. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2003, for consistency with current year production and operating history. All of the Partnership’s gas and oil reserves are located within the United States:

	(Unaudited)
	GAS (MCF)	OIL (BBL)
Reserves as of December 31, 2000	1,645,847	15,806
Revisions of previous estimates	(212,979)	(1,015)
Production	(78,744)	(1,091)

Reserves as of December 31, 2001	1,354,124	13,700
Revisions of previous estimates	154,234	1,570
Production	(78,796)	(1,309)

Reserves as of December 31, 2002	1,429,562	13,961
Revisions of previous estimates	85,336	(2,513)
Production	(76,802)	(962)

Reserves as of December 31, 2003	1,438,096	10,486

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(4)	Quantities of Oil and Gas Reserves - (Cont’d):

The revisions of previous estimates are primarily due to price changes that have occurred during the years. If future prices were to decline, operation of certain wells would become uneconomic, on a pretax basis, as production levels decline with age. In accordance with the rules and regulations of the Securities and Exchange Commission, proved reserves exclude production which would be uneconomic. The partners are entitled to certain tax benefits and credits, which, if available in the future, may result in production continuing beyond that included above.

Revisions arise from changes in current prices, as well as engineering and geological data, which would alter the useful life, and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion, and amortization.

As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 2003, 2002 and 2001. If the additional provision had been computed based on the limited partners’ interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced in 2003, 2002 and 2001.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 2002 and 2001

(5)	Allocation of Partnership Revenues, Income, Costs and Expenses:

Under the terms of the Limited Partnership Agreement, all Partnership income and expenditures, including deductions attributable thereto, are to be allocated as follows:

Drilling and completion costs (paid out of initial capital contributions):

Limited partners	99.00%
General partners	1.00%

100.00%

Syndication costs sales commission and cost acquiring leases:

Limited partners	—%
General partners	100.00%

100.00%

Offering costs up to $50,000 incurred by Dealer-Manager:

Limited partners	—%
General partners	100.00%

100.00%

Offering costs other than $50,000 paid by the general partners (up to a maximum of $50,000):

Limited partners	99.00%
General partners	1.00%

100.00%

Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:

Limited partners	84.15%
General partners	15.85%

100.00%

All other income, gains, losses, costs, expenses, deductions and credits:

Limited partners	99.00%
General partners	1.00%

100.00%

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003,2002 AND 2001

(6)	Transactions With Affiliates:

(a)	The payable or receivable to affiliates at December 31, 2003 and 2002 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator’s fees (Note 6(b)), and revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

(b)	As operator of the Partnership’s properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator’s fee of $273 for each producing gas well and $925 for each producing oil or combination gas and oil well, based on the Partnership’s percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year $ 137,115, $92,916 and $149,542 of production operator’s fees were incurred, respectively.

(c)	Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2003, 2002 and 2001 for which it was billed $15,940, $19,018, and $9,022, respectively.

(7)	General and Administrative Expenses:

In accordance with the Management Agreement, PEMC will be reimbursed for the portion of PEMC’s in-house overhead, including salaries and related benefits, attributable to the affairs and operations of the Partnership.

This amount combined with certain direct expenses for geology, engineering, legal, accounting, auditing, insurance and other items shall not exceed an annual amount equal to 5% of limited partner capital contributions. Excess shall be borne by the general partners in their individual capacity.

During 2003, 2002 and 2001, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800 each year.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(8)	Federal Income Taxes:

The following is a reconciliation between the net income as reported on the Partnership’s federal income tax return and the net income (loss) reported in the accompanying financial statements:

	Year Ended December 31,
	2003	2002	2001
Net income as reported on the Partnership’s federal income tax return	$73,161	$115,685	$175,161
Depreciation, depletion and amortization for financial reporting purposes greater than income tax amount	(29,420)	(30,814)	(34,014)

Net income (loss) per accompanying financial statements	$43,741	$84,871	$141.147

The tax returns of the Partnership, the qualifications of the Partnership as such for tax purposes, and the amount of Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to Partnership’s qualifications or in changes to its income or loss, the tax liability of the partners would be changed accordingly.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(9)	Major Customers:

A schedule of the major purchases of the Partnership’s production is as follows:

Purchaser	2003	2002	2001
Clearfield Appalachian	$26,118	$26,650	$23,289
Dominion Field Services	$263,720	$206,784	$353,113
Cabot Oil & Gas	$46,719	$31,889	—
Eastern Pipeline Corp.	$52,149	$26,650	—

In December 2002 the Partnership entered into a contract to sell a percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership will be sold at current spot market prices

(10)	Other Revenue:

The Partnership’s other income for 2002 was a result of a cash bonus paid to the partnership for a three-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of three years. If the third party exercises their rights with in the three years the Partnership could receive an overriding royalty interest.

The Partnership’s other income in 2001 is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest.

SCHEDULE V
STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at				Balance
	Beginning	Additions		Other	At End
	Of Year	At cost	Retirements	Changes	Of Year
Year Ended December 31, 2003:
Leasehold costs	$466,804	—	—	—	$466,804
Wells and related equipment	11,970,091	—	—	—	11,970,091

	$12,436,895	$—	$—	$—	$12,436,895

Year Ended December 31, 2002:
Leasehold costs	$466,804	—	—	—	$466,804
Wells and related equipment	11,970,091	—	—	—	11,970,091

	$12,436,895	$—	$—	$—	$12,436,895

Year ended December 31, 2001:
Leasehold costs	$466,804	—	—	—	$466,804
Wells and related equipment	11,970,091	—	—	—	11,970,091

	$12,436,895	$—	$—	$—	$12,436,895

SCHEDULE VI
STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at	Charges to			Balance
	Beginning	Costs and		Other	At End
	Of Year	Expenses	Retirements	Retirements	Of Year
Year Ended December 31, 2003:
Leasehold costs	$453,051	$730	$—	$—	$453,781
Wells and related equipment	11,429,740	28,691	—	—	11,458,431

	$11,882,791	$29,421	$—	$—	$11,912,212

Year Ended December 31, 2002:
Leasehold costs	$452,285	$766	$—	$—	$453,051
Wells and related equipment	11,399,692	30,048	—	—	11,429,740

	$11,851,977	$30,814	$—	$—	$11,882,791

Year ended December 31, 2001:
Leasehold costs	$451,441	$844	$—	$—	$452,285
Wells and related equipment	11,366,522	33,170	—	—	11,399,692

	$11,817,963	$34,014	$—	$—	$11,851,977

EXHIBITS INDEX

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund 1982 (incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1982 Form 10-K for the year ended December 31, 1994)

(23)	Consent of Ryder Scott Company, L.P. (filed herewith)

(31.1)	302 Certification of Chief Executive Officer (filed herewith)

(31.2)	302 Certification of Chief Financial Officer (filed herewith)

(32.1)	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)