Form 10-Q
period 2004-03-31
STERLING GAS DRILLING FUND 1982
filed 2004-05-13
CIK 704202


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

or

__Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Sterling Gas Drilling Fund 1982

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets - March 31, 2004 and December 31, 2003.	3
Statements of Operations for the Three Months Ended March 31, 2004 and 2003.	4-5
Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2004 and 2003.	6
Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003.	7
Note to the Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

Part II. Other Information	13

Signature	14


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$217,556	$191,817
Due from affiliates	52,137	4,882
	----------------	--------------
Total current assets	269,693	196,699
	----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,919,566)	(11,912,211)
	----------------	--------------
Total Oil and Gas Properties	517,329	524,684
	----------------	---------------
Total assets	$787,022	$721,383
	=========	=========

Partners' Equity
Limited partners	977,220	923,009
General partners	(190,198)	(201,626)
	----------------	--------------
Total partners' equity	$787,022	$721,383
	=========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$124,672	$23,483	$148,155
Interest Income	457	5	462
	--------------	--------------	--------------
Total Revenue	125,129	23,488	148,617
	--------------	--------------	--------------

Costs and Expenses:
Production expense	39,414	7,424	46,838
General and administrative to a related party	21,206	3,994	25,200
General and administrative	3,017	568	3,585
Depreciation, depletion and amortization	7,281	74	7,355
	--------------	--------------	--------------
Total Costs and Expenses	70,918	12,060	82,978
	--------------	--------------	--------------
Net Income	$54,211	$11,428	$65,639
	========	========	========
Net Income per equity unit	$3.77
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$91,297	$17,196	$108,493
Interest Income	452	5	457
	--------------	--------------	--------------
Total Revenue	91,749	17,201	108,950
	--------------	--------------	--------------

Costs and Expenses:
Production expense	44,127	8,312	52,439
General and administrative to a related party	21,206	3,994	25,200
General and administrative	3,010	567	3,577
Depreciation, depletion and amortization	7,627	77	7,704
	--------------	--------------	--------------
Total Costs and Expenses	75,970	12,950	88,920
	--------------	--------------	--------------
Net Income	$15,779	$4,251	$20,030
	========	========	========
Net Income per equity unit	$1.10
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 2002	$926,249	$(205,915)	$720,334
Distributions to partners	(35,925)	(6,767)	(42,692)
Net Income	32,685	11,056	43,741
	------------	------------	-----------
Balance at December 31, 2003	923,009	(201,626)	721,383
Net Income	54,211	11,428	65,639
	------------	------------	-----------
Balance at March 31, 2004	$977,220	$(190,198)	$787,022
	=======	=======	=======

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2004	Three months Ended March 31, 2003

Net cash provided by operating activities	$25,739	$27,126
	-----------------	-----------------
Net increase in cash and cash equivalents	25,739	27,126

Cash and cash equivalents at beginning of period	191,817	145,872
	-----------------	-----------------
Cash and cash equivalents at end of period	$217,556	$172,998
	==========	==========

See accompanying footnote to the financial statements.


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

March 31, 2004

1. The accompanying statements for the period ending March 31, 2004 are unaudited, but reflect all adjustments necessary to present fairly the financial conditions and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 2004, the General Partners have distributed to the Limited Partners $1,438,437 or 10.01% of the total Limited Partner capital contributions.

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

In accordance with FASB Statement No. 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 and December 31, 2002 were not considered. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96 and a high of $12.20 and the average was $5.48. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The range during the first quarter of 2004 has been from $5.08 to $7.01 with an average of $5.65. The recent futures market prices have been in the $5.96 range.

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


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

During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005 this agreement terminates. Acreage held by Sterling Gas Drilling Fund 1982 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

3. Results of Operations -

The Partnership entered into an annual contract to sell its gas produced at spot market price with any necessary price adjustment due to BTU content or transportation deduction owed. This contract will allow the partnership to take advantage of current high spot prices. A portion of the Partnership's wells were shut-in during November and December 2003 due to a fire at a compressor plant on one of the Purchaser's transportation lines servicing the Partnership wells. All wells were back on line as of December 31, 2003 due to the main transport lines being re-routed around the compressor plant. The Partnership experienced an increase in gas production, from 20,103 MCF in the first quarter of 2003 compared to 23,699 MCF in the first quarter of 2004. The average prices changed from $5.21 per MCF in the first quarter of 2003 compared to $6.19 per MCF in the first quarter of 2004. The combination of increased production and prices caused overall operating revenues to increase from $108,493 in the first quarter of 2003 compared to $148,155 in the first quarter of 2004.

The Partnership did not receive any other income during the first quarter of 2004. Production expenses decreased from $52,439 in 2003 to $46,838 in 2004. The production expenses include variable costs associated with volume and price changes, repairs and labor costs associated with the wells and well sites. The production costs for both years include normal maintence at the well and the well-sites.


General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2003 and 2004 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2003 or through the first quarter of 2004. There were no additional capitalized well-related expenditures during the first quarter of 2004. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the first quarter of 2004 and had no open hedging transactions at March 31, 2004 or December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.


Item 4: Controls and Procedures

PrimeEnergy Management Corporation ("PEMC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, PEMC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, PEMC's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in PEMC's internal controls or in other factors which could significantly affect internal controls subsequent to the date PEMC carried out its evaluation.


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


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

May 13, 2004
(Date)