Form 10-Q
period 2004-06-30
STERLING GAS DRILLING FUND 1982
filed 2004-08-13
CIK 704202


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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


Sterling Gas Drilling Fund 1982

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets-June 30, 2004 and December 31, 2003.	3
Statements of Operations for the Six and Three Months Ended June 30, 2004 and 2003.	4-7
Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2004 and 2003.	8-9
Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003.	10
Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

Part II. Other Information	16

Signature	17


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$263,624	$191,817
Due from affiliates	30,170	4,882
	----------------	--------------
Total current assets	293,794	196,699
	----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,926,921)	(11,912,211)
	----------------	--------------
Total Oil and Gas Properties	509,974	524,684
	----------------	---------------
Total assets	$803,768	$721,383
	=========	=========

Partners' Equity
Limited partners	990,306	923,009
General partners	(186,538)	(201,626)
	----------------	--------------
Total partners' equity	$803,768	$721,383
	=========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$247,450	$46,608	$294,058
Interest Income	1,029	10	1,039
	--------------	--------------	--------------
Total Revenue	248,479	46,618	295,097
	--------------	--------------	--------------

Costs and Expenses:
Production expense	112,839	21,254	134,093
General and administrative to a related party	42,412	7,988	50,400
General and administrative	11,368	2,141	13,509
Depreciation, depletion and amortization	14,563	147	14,710
	--------------	--------------	--------------
Total Costs and Expenses	181,182	31,530	212,712
	--------------	--------------	--------------
Net Income	$67,297	$15,088	$82,385
	========	========	========
Net Income per equity unit	$4.68
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


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$122,778	$23,125	$145,903
Interest Income	572	5	577
	--------------	--------------	--------------
Total Revenue	123,350	23,130	146,480
	--------------	--------------	--------------

Costs and Expenses:
Production expense	73,425	13,830	87,255
General and administrative to a related party	21,206	3,994	25,200
General and administrative	8,351	1,573	9,924
Depreciation, depletion and amortization	7,282	73	7,355
	--------------	--------------	--------------
Total Costs and Expenses	110,264	19,470	129,734
	--------------	--------------	--------------
Net Income	$13,086	$3,660	$16,746
	========	========	========
Net Income per equity unit	$0.91
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$88,644	$16,697	$105,341
Interest Income	430	4	434
	--------------	--------------	--------------
Total Revenue	89,074	16,701	105,775
	--------------	--------------	--------------

Costs and Expenses:
Production expense	58,370	10,994	69,364
General and administrative to a related party	21,206	3,994	25,200
General and administrative	5,919	1,115	7,034
Depreciation, depletion and amortization	7,626	77	7,703
	--------------	--------------	--------------
Total Costs and Expenses	93,121	16,180	109,301
	--------------	--------------	--------------
Net Income	$(4,047)	$521	$(3,526)
	========	========	========
Net Income per equity unit	$(0.28)
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ending June 30, 2004
	Limited Partners	General Partners	Total

Balance at beginning of period	$923,009	$(201,626)	$721,383
Net Income	67,297	15,088	82,385
	-------------	-------------	-------------
Balance at end of period	$990,306	$(186,538)	$803,768
	========	========	========

Six Months Ending June 30, 2003
	Limited Partners	General Partners	Total

Balance at beginning of period	$926,249	$(205,915)	$720,334
Distribution to partners	(35,925)	(6,767)	(42,692)
Net Income	11,732	4,772	16,504
	-------------	-------------	-------------
Balance at end of period	$902,056	$(207,910)	$694,146
	========	========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending June 30, 2004
	Limited Partners	General Partners	Total

Balance at beginning of period	$977,220	$(190,198)	$787,022
Net Income	13,086	3,660	16,746
	-------------	-------------	-------------
Balance at end of period	$990,306	$(186,538)	$803,768
	========	========	========

Three Months Ending June 30, 2003
	Limited Partners	General Partners	Total

Balance at beginning of period	$942,028	$(201,664)	$740,364
Distribution to partners	(35,925)	(6,767)	(42,692)
Net Income (loss)	(4,047)	521	(3,526)
	-------------	-------------	-------------
Balance at end of period	$902,056	$(207,910)	$694,146
	========	========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2004	Six months Ended June 30, 2003

Net cash provided by operating activities	$71,807	$33,275
	-----------------	-----------------
Cash flows from financing activities:
Distribution to partners	-	(42,692)
	-----------------	-----------------
Net cash used in financing activites	-	(42,692)

Net increase (decrease) in cash and cash equivalents	71,807	(9,417)

Cash and cash equivalents at beginning of period	191,817	145,872
	-----------------	-----------------
Cash and cash equivalents at end of period	$263,624	$136,455
	==========	==========

See accompanying footnote to the financial statements.


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

June 30, 2004

1. The accompanying statements for the period ending June 30, 2004 are unaudited, but reflect all adjustments necessary to present fairly the financial conditions and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of June 30, 2004, the General Partners have distributed to the Limited Partners $1,438,437 or 10.01% of the total Limited Partner capital contributions.

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

In accordance with FASB Statement No. 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 and December 31, 2002 were not considered. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96 and a high of $12.20 and the average was $5.48. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The range during the first six months of 2004 has been from $5.08 to $7.01 with an average of $5.86. The recent futures market prices have been in the $5.96 range.

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


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

3. Results of Operations -

The Partnership entered into an annual contract to sell its gas produced at spot market price with any necessary price adjustment due to BTU content or transportation deduction owed. This contract will allow the partnership to take advantage of current high spot prices. A portion of the Partnership's wells were shut-in during November and December 2003 due to a fire at a compressor plant on one of the Purchaser's transportation lines servicing the Partnership wells. All wells were back on line as of December 31, 2003 due to the main transport lines being re-routed around the compressor plant. The Partnership experienced an increase in gas production, from 39,179 MCF in 2003 compared to 44,697 MCF in 2004. The average prices changed from $5.18 per MCF in the 2003 compared to $6.45 per MCF in 2004. The combination of increased production and prices caused overall operating revenues to increase from $213,834 in 2003 compared to $294,058 in of 2004.

The Partnership did not receive any other income during the second quarter of 2004. Production expenses increased from $121,803 in 2003 to $134,093 in 2004. The production expenses include variable costs associated with volume and price changes, repairs and labor costs associated with the wells and well sites. The production costs for both years include normal maintence at the well and the well-sites.


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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2003 or through the second quarter of 2004. There were no additional capitalized well-related expenditures during the second quarter of 2004. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the second quarter of 2004 and had no open hedging transactions at June 30, 2004 or December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.


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


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


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

August 13, 2004
(Date)