Form 10-Q
period 2004-09-30
STERLING GAS DRILLING FUND 1982
filed 2004-11-05
CIK 704202


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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


Sterling Gas Drilling Fund 1982

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets - September 30, 2004 and December 31, 2003.	3
Statements of Operations for the Nine and Three Months Ended September 30, 2004 and 2003.	4-7
Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2004 and 2003.	8-9
Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003.	10
Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

Part II. Other Information	16

Signature	17


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$248,138	$191,817
Due from others	60,512	4,882
	----------------	--------------
Total current assets	308,650	196,699
	----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,934,276)	(11,912,211)
	----------------	--------------
Total Oil and Gas Properties	502,619	524,684
	----------------	---------------
Total assets	$811,269	$721,383
	=========	=========

Liabilities and Partners' Equity
Current Liabilities:
Due to affiliates	$20,355	$-
	-----------------	-----------------
Total Current Liabilities	20,355	-
	==========	==========
Partners' Equity
Limited partners	978,481	923,009
General partners	(187,567)	(201,626)
	-----------------	-----------------
Total Partners' Equity	790,914	721,383
	-----------------	-----------------

Total Liabilities and Partners' Equity	$811,269	$721,383
	==========	==========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$359,527	$67,718	$427,245
Interest Income	1,585	16	1,601
	--------------	--------------	--------------
Total Revenue	361,112	67,734	428,846
	--------------	--------------	--------------

Costs and Expenses:
Production expense	169,278	31,884	201,162
General and administrative to a related party	63,617	11,983	75,600
General and administrative	14,976	2,821	17,797
Depreciation, depletion and amortization	21,844	221	22,065
	--------------	--------------	--------------
Total Costs and Expenses	269,715	46,909	316,624
	--------------	--------------	--------------
Net Income	$91,397	$20,825	$112,222
	========	========	========
Net Income per equity unit	$6.36
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


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$112,077	$21,110	$133,187
Interest Income	556	6	562
	--------------	--------------	--------------
Total Revenue	112,633	21,116	133,749
	--------------	--------------	--------------

Costs and Expenses:
Production expense	56,439	10,630	67,069
General and administrative to a related party	21,205	3,995	25,200
General and administrative	3,608	680	4,288
Depreciation, depletion and amortization	7,281	74	7,355
	--------------	--------------	--------------
Total Costs and Expenses	88,533	15,379	103,912
	--------------	--------------	--------------
Net Income	$24,100	$5,737	$29,837
	========	========	========
Net Income per equity unit	$1.68
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$94,285	$17,759	$112,044
Interest Income	343	3	346
	--------------	--------------	--------------
Total Revenue	94,628	17,762	112,390
	--------------	--------------	--------------

Costs and Expenses:
Production expense	45,192	8,512	53,704
General and administrative to a related party	21,205	3,995	25,200
General and administrative	3,428	646	4,074
Depreciation, depletion and amortization	7,626	77	7,703
	--------------	--------------	--------------
Total Costs and Expenses	77,451	13,230	90,681
	--------------	--------------	--------------
Net Income	$17,177	$4,532	$21,709
	========	========	========
Net Income per equity unit	$1.20
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ending September 30, 2004
	Limited Partners	General Partners	Total

Balance at beginning of period	$923,009	$(201,626)	$721,383
Distribution to partners	(35,925)	(6,766)	(42,691)
Net Income	91,397	20,825	112,222
	-------------	-------------	-------------
Balance at end of period	$978,481	$(187,567)	$790,914
	========	========	========

Nine Months Ending September 30, 2003
	Limited Partners	General Partners	Total

Balance at beginning of period	$926,249	$(205,915)	$720,334
Distribution to partners	(35,925)	(6,767)	(42,692)
Net Income	28,909	9,304	38,213
	-------------	-------------	-------------
Balance at end of period	$919,233	$(203,378)	$715,855
	========	========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending September 30, 2004
	Limited Partners	General Partners	Total

Balance at beginning of period	$990,306	$(186,538)	$803,768
Distribution to partners	(35,925)	(6,766)	(42,691)
Net Income	24,100	5,737	29,837
	-------------	-------------	-------------
Balance at end of period	$978,481	$(187,567)	$790,914
	========	========	========

Three Months Ending September 30, 2003
	Limited Partners	General Partners	Total

Balance at beginning of period	$902,056	$(207,910)	$694,146
Net Income	17,177	4,532	21,709
	-------------	-------------	-------------
Balance at end of period	$919,233	$(203,378)	$715,855
	========	========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2004	Nine months Ended September 30, 2003

Net cash provided by operating activities	$99,012	$55,415
	-----------------	-----------------
Cash flows from financing activities:
Distribution to partners	(42,691)	(42,692)
	-----------------	-----------------
Net cash used in financing activites	(42,691)	(42,692)

Net increase in cash and cash equivalents	56,321	12,723

Cash and cash equivalents at beginning of period	191,817	145,872
	-----------------	-----------------
Cash and cash equivalents at end of period	$248,138	$158,595
	==========	==========

See accompanying footnote to the financial statements.


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

September 30, 2004

1. The accompanying statements for the period ending September 30, 2004 are unaudited, but reflect all adjustments necessary to present fairly the financial conditions and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of September 30, 2004, the General Partners have distributed to the Limited Partners $1,474,362 or 10.26% of the total Limited Partner capital contributions.

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

In accordance with FASB Statement No. 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 and December 31, 2002 were not considered. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96 and a high of $12.20 and the average was $5.48. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The range during the first nine months of 2004 has been from $4.39 to $7.01 with an average of $5.74 The recent futures market prices have average approximately $6.40.

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

3. Results of Operations -

The Partnership entered into an annual contract to sell its gas produced at spot market price with any necessary price adjustment due to BTU content or transportation deduction owed. This contract will allow the partnership to take advantage of current high spot prices. A portion of the Partnership's wells were shut-in during November and December 2003 due to a fire at a compressor plant on one of the Purchaser's transportation lines servicing the Partnership wells. All wells were back on line as of December 31, 2003 due to the main transport lines being re-routed around the compressor plant. The Partnership experienced an increase in gas production, from 60,770 MCF in 2003 compared to 64,244 MCF in 2004. The average prices changed from $5.06 per MCF in the 2003 compared to $6.40 per MCF in 2004. The combination of increased production and prices caused overall operating revenues to increase from $325,878in 2003 compared to $427,245 in of 2004.

The Partnership did not receive any other income during the third quarter of 2004. Production expenses increased from $175,507 in 2003 to $201,162 in 2004. The production expenses include variable costs associated with volume and price changes, repairs and labor costs associated with the wells and well sites. The production costs for both years include normal maintenance at the well and the well-sites.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2003 or through the third quarter of 2004. There were no additional capitalized well-related expenditures during the third quarter of 2004. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the third quarter of 2004 and had no open hedging transactions at September 30, 2004 or December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.


Item 4: Controls and Procedures

PrimeEnergy Management Corporation ("PEMC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, PEMC's Chief Executive Officer and Chief Financial Officer have evaluated the effecti'eness of the design and operation of disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, PEMC's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in PEMC's internal controls or in other factors which could significantly affect internal controls subsequent to the date PEMC carried out its evaluation.

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

November 5, 2004
(Date)