Form 10-K
period 2004-12-31
STERLING GAS DRILLING FUND 1982
filed 2005-03-30
CIK 704202

<Page 1>

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Units of Limited Partnership Interests
(Title of Class)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether Registrant is an accelerated filer as defined in Exchange Act Rule 12-b-2 YES ☐ NO ☑

     The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

     The number of Units of the Registrant outstanding as of March 15, 2005, was: 14,370.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

<Page 2>

STERLING GAS DRILLING FUND 1982

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended
December 31, 2004

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

     The principal place of business of the Partnership is at One Landmark Square, Stamford, Connecticut 06901, and telephone (203) 358-5700. The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, (a New York corporation), which is a wholly owned subsidiary of PrimeEnergy Corporation, (a publicly held Delaware corporation). Messrs. Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell also are General Partners. Mr. Drimal is a Director, President and Chief Executive Officer of PrimeEnergy Management Corporation and PrimeEnergy Corporation.

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

     During 2004 and 2003 the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2005, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

     During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. (“Ardent”) covering leasehold interests in acreage located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent had the right but not the obligation to select acreage and drill a deep well subject to an overriding royalty due to the lease hold owners. As of February 13, 2005, Ardent had not spudded a test well under the agreement, therefore, the agreement has terminated. Acreage held by Sterling Drilling Fund 1983-2 was included in the Farmout Agreement; PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, at this time there are no new agreements.

<Page 3>

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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 2004, the Partnership’s gas production was purchased by Dominion Field Services, Cabot Oil & Marketing Corporations and Eastern Pipeline Corporation, $387,831 or 68.84%, $75,131 or 13.34% and $72,875 or 12.93%, respectively. The Partnership’s oil production was purchased by the Clearfield Appalachian Holdings, $34,439 or 100%. None of these purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

Environmental Matters

     The Petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership’s expenses relating to preserving the environment during 2004 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership’s operations or financial condition.

<Page 4>

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

<Page 5>

Item 2. PROPERTIES

     The Partnership has no interest in any properties other than its oil and gas properties. The information set forth below summarizes the Partnership’s oil and gas wells, production and reserves, for the periods indicated.

Producing Wells and Operating Information

     The Partnership, following its formation, in December, 1982, contracted for the drilling of 51 development wells, which resulted in 50 producing wells and one dry hole.

     As of December 31, 2004, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

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

The following table sets forth the Partnership’s oil & gas production, average sales price and average production costs as of and for the periods indicated:

	year ended December 31
	2004	2003	2002	2001	2000
Production:
Oil and Condensate (bbl)	855	962	1,309	1,091	1,174
Gas (Mcf)	83,701	76,802	78,796	78,744	85,689

Average Price of Sales:
Oil and Condensate ($ per bbl)	$40.26	$27.14	$21.53	$22.82	$27.32
Gas ($ per Mcf)	$6.73	$5.00	$3.59	$5.13	$3.53
Production Expense per Dollar Of Operating Revenue	$0.46	$0.54	$0.50	$0.53	$0.44

<Page 6>

Oil and Gas Reserves

     The Ryder Scott Company, L.P. has evaluated the Partnership’s interests in proved developed oil and gas properties for the periods indicated below. All of the Partnership’s reserves are located in the continental United States. The following table summarizes the Partnership’s oil and gas reserves at the dates shown (figures rounded):

	Proved Developed
As of 12-31	Oil (bbls)	Gas (Mcf)
2000	15,800	1,645,850
2001	13,700	1,354,100
2002	14,000	1,429,600
2003	10,500	1,438,100
2004	9,500	1,464,400

     The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership’s proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

	Proved Developed
		Present Value of
	Future Net	Future Net
As of 12-31	Revenue $	Revenue $
2000	11,363,600	4,363,700
2001	1,930,100	788,000
2002	3,292,100	1,347,700
2003	5,142,400	2,161,400
2004	5,795,400	2,439,500

     The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

     In accordance with FASB Statement No. 69, December 31, 2004 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB regulations, changes in market prices subsequent to December 31, 2004 and 2003 were not considered. The spot price for gas at December 31, 2004 was $6.18 per MMBTU. The range of spot prices during the year 2004 was a low of $4.39 and a high of $7.96 and the average was $5.87. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96 and a high of $12.20 and the average was $5.48. The range during the first two months of 2005 has been from $5.57 to $6.50 with an average of $6.13. The recent futures market prices have been in the $7.00 range.

<Page 7>

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

     Since January 1, 2005, the Partnership has not filed any estimates of its oil and gas reserves with, nor was any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

Item 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 2004 for vote by the holders of Partnership Units.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no market for the Limited Partnership Units (the “Units”) of the Partnership. As of March 15, 2005, there were 645 holders of record of the Units.

     The Units are not regarded, as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2004 aggregated $35,925. Aggregate cash distributions to the holders of the Units as of December 31, 2004 was $1,474,362.

     The Managing General Partner may purchase Units directly from the unit holders if presented to the Managing General Partner, subject to conditions, including limitations on numbers of Units, and at a price to be fixed by the Managing General Partner in accordance with certain procedures provided for in the Limited Partnership Agreement of the Partnership.

Item 6. SELECTED FINANCIAL DATA

     The information required hereunder is set forth under “Selected Financial Data” in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

<Page 8>

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

Item 9B. OTHER INFORMATION

     No information was required to be disclosed by Registrant in a report on Form 8-K during the fourth quarter of the year covered by this Report.

<Page 9>

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation (“Management”). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and asset and income fund limited partnerships. As of March 15, 2005, Management acts as the Managing General Partner in a total of 18 limited partnerships, of which 2 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation (“PrimeEnergy”), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 194 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 57, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 51, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

<Page 10>

     Joan Podlovits, age 39, has been Controller of PrimeEnergy Management Corporation since September 2002. She joined Management in July 1989 as a staff accountant. She held the position of Accounting Manager for Management from April 1994 to August 2002. She is a graduate of Pace University with a Bachelor of Business Administration degree in Public Accounting.

     James F. Gilbert, age 72, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

Item 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership, which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2004 and 2003, the allocation of general and administrative expenses to the Partnership was $100,800 per year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2005, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

	Number
Name and Address of Beneficial Owner	Of Units	Percent
PrimeEnergy Management Corporation One Landmark Square Stamford, CT 06901	1,249	8.70%

PrimeEnergy Corporation One Landmark Square Stamford, CT 06901	5,720	39.81%

<Page 11>

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2004 was paid well operating fees ranging from about $273 to $ 897 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2004 and 2003, the Partnership paid an aggregate of $213,435 and $153,055, respectively, in such fees and expenses.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Partnership has been charged for audit fees the amounts of $9,500 in 2004 and $9,500 in 2003 for services rendered in connection with the audit of the Partnership’s Financial Statement by Pustorino, Puglisi & Co. LLP. No tax related or any other fees were incurred by the Partnership. The Audit Committee of PrimeEnergy Management Corporation, as the Managing General Partner, approved the fees and independent audit services provide by Pustorino, Puglisi & Co. LLP.

<Page 12>

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.	Financial Statements (Index to the Financial Information at page F-1)

2.	Financial Statement Schedules:

Schedule V Property and Equipment – Oil and Gas Properties

Schedule VI Accumulated Depreciation, Depletion and Amortization – Oil and Gas Properties

3.	Exhibits:

(3)	Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund 1981 (Incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1981 Form 10-K for the year ended December 31, 1994.)

23	Consent of Ryder Scott Company, L.P. (filed herewith)

31.1	302 Certification of Chief Executive Officer (filed herewith)

31.2	302 Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

<Page 13>

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized, on the 30th day of March, 2005.

Sterling Gas Drilling Fund 1982
By:	PrimeEnergy Management Corporation
Managing General Partner

By:	/S/ Charles E. Drimal Jr.

Charles E. Drimal, Jr.
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 2005.

/S/ Charles E. Drimal Jr	Director and President,
PrimeEnergy Management Corporation
Charles E. Drimal, Jr.
The Principal Executive Officer

/S/ Beverly A. Cummings	Director and Vice President and Treasurer,
PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial
and Accounting Officer

Sterling Gas Drilling Fund 1982
(a New York Limited Partnership)

Index to Financial Statements and Schedules

Page No.
Selected Financial Data			F-2

Management’s Discussion and Analysis of Financial Condition and Results of Operations			F-2

Report of Independent Registered Public Accounting Firm			F-5

Financial Statements:

Balance Sheets, December 31, 2004 and 2003			F-6

Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002			F-7

Statements of Changes in Partners’ Equity for the Years Ended December 31, 2004, 2003 and 2002			F-8

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002			F-9

Notes to Financial Statements			F-10

Schedules:

V	-	Property and Equipment - Oil and Gas Properties for the Years Ended December 31, 2004, 2003 and 2002	F-18

VI	-	Accumulated Depreciation, Depletion, and Amortization - Oil and Gas Properties for the Years Ended December 31, 2004, 2003 and 2002	F-19

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

	YEAR ENDED DECEMBER 31, (000’s omitted)
	2004	2003	2002	2001	2000
Revenues	$600	$412	$389	$517	$373
Net income:
Limited Partners	147	33	67	114	69
General Partners	32	11	17	27	19
Per equity unit	10.26	2.27	4.66	7.91	4.84
Total assets	858	721	720	635	619
Cash distributions:
Limited Partners	36	36	—	—	—
General Partners	7	7	—	—	—
Limited partners as a % of original contribution	.25%	.25%	—	—	—

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2004, the General Partners have distributed to the Limited Partners, $1,474,362 or 10.26% of the total Limited Partner capital contributions.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2003 was approximately $2,161,400 as compared to December 31, 2004 of about $2,439,500. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measure in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. See item 1. Business-Oil and Gas Reserves.

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

     3. Results of operations:

     2004 compared to 2003

     The Partnership’s overall operating revenue excluding interest income, increased from $410,026 in 2003 to $597,837 in 2004. The Partnership received the majority of its revenue from gas production combined with some oil production. During 2004, the Partnership’s oil production decreased from 962 barrels in 2003 to 855 barrels in 2004, but the gas production increased from 76,802 MCF in 2003 to 83,701 MCF. The average price per barrel and MCF increase when compared to 2003, from $27.14 and $5.00 in 2003 to $40.26 and $6.73 in 2004. The gas produced by the Partnership is currently being sold at spot market prices with the option to lock the rate if it will be favorable to the Partnership. Overall revenue increased due increase gas production combined with higher prices.

     Production expenses increased from $220,087 in 2002 to $272,033 in 2004. During 2003 and 2004, the majority of production costs were for the normal upkeep and maintenance of the wells and well sites. The variable costs expended in both 2004 and 2003 were reasonable based upon each years production and revenue received. The Partnership’s well operating expenses include costs to maintain the well through expenditures for labor, operation fees, chemical costs, electric charges, location upkeep, miscellaneous repairs and other well related expenditures. General and administrative costs increased from $118,426 in 2003 to $121,661 in 2004. Management will use in-house resources if these resources will provide efficient and timely services to the Partnership. Amounts in both years are substantially less than the $718,500 allowed to be allocated to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management’s efforts to limit costs, both incurred and allocated to the Partnership.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion deduction was needed in 2004 or 2003. The overall depreciation, depletion and amortization were consistent with the rates used and the existing property basis.

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

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Sterling Gas Drilling Fund 1982:

We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) (the “Partnership”) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with U.S generally accepted accounting principles.

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

PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 3, 2005

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
Assets

Current Assets:
Cash and cash equivalents (Note 2)	$273,288	$191,817
Due from affiliates	5,561	4,882
Due from others	81,656	—

Total Current Assets	360,505	196,699

Oil and Gas Properties – successful efforts methods (Note 3) -
Leasehold costs	466,804	466,804
Wells and related facilities	11,970,091	11,970,091

Total	12,436,895	12,436,895
Less – Accumulated depreciation, depletion and amortization	(11,939,129)	(11,912,211)

	497,766	524,684

Total Assets	$858,271	$721,383

Partners’ Equity

Partners’ Equity:
Limited partners	$1,034,552	$923,009
General partners	(176,281)	(201,626)

Total Partners’ Equity	$858,271	$721,383

     The Notes to Financial Statements are an integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002

	2004			2003			2002
	Limited	General	Total	Limited	General	Total	Limited	General	Total
	Partners	Partners	Partners	Partners	Partners	Partners	Partners	Partners	Partners
Revenue:
Operating revenues	$503,080	$94,757	$597,837	$345,037	$64,989	$410,026	$261,798	$49,311	$311,109
Other revenue (Note 10)	—	—	—	—	—	—	64,804	12,206	77,010
Interest Income	2,331	24	2,355	1,632	16	1,648	968	10	978

Total Revenue	505,411	94,781	600,192	346,669	65,005	411,674	327,570	61,527	389,097

Costs and Expenses:
Production expenses	228,916	43,117	272,033	185,203	34,884	220,087	131,102	24,694	155,796
Depreciation, depletion and amortization	26,649	269	26,918	29,126	294	29,420	30,506	308	30,814
General and administrative expenses (Note 7)	102,378	19,283	121,661	99,655	18,771	118,426	98,974	18,642	117,616

Total Expenses	357,943	62,669	420,612	313,984	53,949	367,933	260,582	43,644	304,226

Net Income	$147,468	$32,112	$179,580	$32,685	$11,056	$43,741	$66,988	$17,883	$84,871

Net Income Per Equity Unit (Note 2)	$10.26			$2.27			$4.66

     The Notes to Financial Statements are integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002

	Limited	General
	Partners	Partners	Total
Balance at December 31, 2001	$859,261	$(223,798)	$635,463
Net Income	66,988	17,883	84,871

Balance at December 31, 2002	926,249	(205,915)	720,334
Distributions to partners	(35,925)	(6,767)	(42,692)
Net Income	32,685	11,056	43,741

Balance at December 31, 2003	923,009	(201,626)	721,383
Distributions to partners	(35,925)	(6,767)	(42,692)
Net Income	147,468	32,112	179,580

Balance at December 31, 2004	$1,034,552	$(176,281)	$858,271

     The Notes to Financial Statements are an integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002

	2004	2003	2002
Cash Flows From Operating Activities:
Net Income	$179,580	$43,741	$84,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and Amortization	26,918	29,420	30,814
Changes in Assets and Liabilities:
(Increase) decrease in due from affiliates	(679)	15,476	6,149
(Increase) decrease in due from others	(81,656)	—	—

Net Cash Provided by Operating Activities	124,163	88,637	121,834

Cash Flows From Financing Activities:
Distributions to partners	(42,692)	(42,692)	—

Net Cash Used in Financing Activities	(42,692)	(42,692)	—

Net Increase in cash and cash Equivalents	81,471	45,945	121,834
Cash and cash equivalents, beginning of Year	191,817	145,872	24,038

Cash and cash equivalents, end of year	$273,288	$191,817	$145,872

     The Notes to Financial Statements are an integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

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

Oil and Gas Producing Activities:

The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(2) Summary of Significant Accounting Policies: - (Cont’d):

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

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(3)	Oil and Gas Properties(continued):

The following table sets forth certain revenue and expense data concerning the Partnership’s oil and gas activities for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Average sales price per MCF of gas	$6.73	$5.00	$3.59
Average sales price per BBL of oil and other liquids	$40.26	$27.14	$21.53
Production expense per dollar of operating revenue	$0.46	$0.54	$0.50

(4)	Quantities of Oil and Gas Reserves:

The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2005. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2004, for consistency with current year production and operating history. All of the Partnership’s gas and oil reserves are located within the United States:

	(Unaudited)
	GAS (MCF)	OIL (BBL)
Reserves as of December 31, 2001	1,354,124	13,700
Revisions of previous estimates	154,234	1,570
Production	(78,796)	(1,309)

Reserves as of December 31, 2002	1,429,562	13,961
Revisions of previous estimates	85,336	(2,513)
Production	(76,802)	(962)

Reserves as of December 31, 2003	1,438,096	10,486
Revisions of previous estimates	109,999	(124)
Production	(83,701)	(855)

Reserves as of December 31, 2004	1,464,394	9,507

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

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

As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 2004, 2003 and 2002. If the additional provision had been computed based on the limited partners’ interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced in 2004, 2003 and 2002.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 and 2002

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

100.00%

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(6)	Transactions With Affiliates:

(a)	The payable or receivable to affiliates at December 31, 2004 and 2003 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator’s fees (Note 6(b)), and revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

(b)	As operator of the Partnership’s properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator’s fee of $273 for each producing gas well and $897 for each producing oil or combination gas and oil well, based on the Partnership’s percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year $210,035, $137,115 and $92,916 of production operator’s fees were incurred, respectively.

(c)	Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2004, 2003 and 2002 for which it was billed $3,400, $15,940, and $19,018, respectively.

(7)	General and Administrative Expenses:

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

During 2004, 2003 and 2002, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800 each year.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(8)	Federal Income Taxes:

The following is a reconciliation between the net income as reported on the Partnership’s federal income tax return and the net income reported in the accompanying financial statements:

	Year Ended December 31,
	2004	2003	2002
Net income as reported on the Partnership’s federal income tax return	$206,498	$73,161	$115,685

Depreciation, depletion and amortization for financial reporting purposes greater than income tax amount	(26,918)	(29,420)	(30,814)

Net income per accompanying financial statements	$179,580	$43,741	$84,871

The tax returns of the Partnership, the qualifications of the Partnership as such for tax purposes, and the amount of Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to Partnership’s qualifications or in changes to its income or loss, the tax liability of the partners would be changed accordingly.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(9)	Major Customers:

A schedule of the major purchases of the Partnership’s production is as follows:

Purchaser	2004	2003	2002
Clearfield Appalachian	$34,439	$26,118	$26,650
Dominion Field Services	$387,831	$263,720	$206,784
Cabot Oil & Marketing Corporations	$75,131	$46,719	$31,889
Eastern Pipeline Corp.	$72,875	$52,149	$26,650

(10)	Other Revenue:

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

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at				Balance
	Beginning	Additions			At End
	Of Year	At cost	Retirements	Other Changes	Of Year
Year Ended December 31, 2004:
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

SCHEDULE VI
STERLING GAS DRILLING FUND 1982
(a New York limited partnership)

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at				Balance
	Beginning	Charges to Costs		Other	At End
	Of Year	and Expenses	Retirements	Retirements	Of Year
Year Ended December 31, 2004:
Leasehold costs	$453,781	$668	$—	$—	$454,449
Wells and related equipment	11,458,431	26,250	—	—	11,484,681

	$11,912,212	$26,918	$—	$—	$11,939,130

Year Ended December 31, 2003:
Leasehold costs	$453,051	$730	$—	$—	$453,781
Wells and related equipment	11,429,740	28,691	—	—	11,458,431

	$11,882,791	$29,421	$—	$—	$11,912,212

Year ended December 31, 2002:
Leasehold costs	$452,285	$766	$—	$—	$453,051
Wells and related equipment	11,399,692	30,048	—	—	11,429,740

	$11,851,977	$30,814	$—	$—	$11,882,791

<Page 33>

EXHIBITS INDEX

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund 1982 (incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1982 Form 10-K for the year ended December 31, 1994)

(23)	Consent of Ryder Scott Company, L.P. (filed herewith)

(31.1)	302 Certification of Chief Executive Officer (filed herewith)

(31.2)	302 Certification of Chief Financial Officer (filed herewith)

(32.1)	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)