Form 10-Q
period 2005-03-31
STERLING GAS DRILLING FUND 1982
filed 2005-05-13
CIK 704202


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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


Sterling Gas Drilling Fund 1982

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets - March 31, 2005 and December 31, 2004.	3
Statements of Operations for the Three Months Ended March 31, 2005 and 2004.	4-5
Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2005 and 2004.	6
Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004.	7
Note to the Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Part II. Other Information	12

Signature	13


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$275,559	$273,288
Due from affiliates	13,171	5,561
Due from others	65,259	81,656
	----------------	--------------
Total current assets	353,989	360,505
	----------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,946,484)	(11,939,129)
	----------------	--------------
Total Oil and Gas Properties	490,411	497,766
	----------------	---------------
Total assets	$844,400	$858,271
	=========	=========

Partners' Equity
Limited partners	1,021,886	1,034,552
General partners	(177,486)	(176,281)
	----------------	--------------
Total partners' equity	$844,400	$858,271
	=========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2005

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$127,652	$24,044	$151,696
Interest Income	653	7	660
	--------------	--------------	--------------
Total Revenue	128,305	24,051	152,356
	--------------	--------------	--------------

Costs and Expenses:
Production expense	69,643	13,118	82,761
General and administrative to a related party	23,478	4,422	27,900
General and administrative	4,644	875	5,519
Depreciation, depletion and amortization	7,281	74	7,355
	--------------	--------------	--------------
Total Costs and Expenses	105,046	18,489	123,535
	--------------	--------------	--------------
Net Income	$23,259	$5,562	$28,821
	========	========	========
Net Income per equity unit	$1.62
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


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 2003	$923,009	$(201,626)	$721,383
Distributions to partners	(35,925)	(6,767)	(42,692)
Net Income	147,468	32,112	179,580
	------------	------------	-----------
Balance at December 31, 2004	1,034,552	(176,281)	858,271
Distributions to partners	(35,925)	(6,767)	(42,692)
Net Income	23,259	5,562	28,821
	------------	------------	-----------
Balance at March 31, 2005	$1,021,886	$(177,486)	$844,400
	=======	=======	=======

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2005	Three months Ended March 31, 2004

Net cash provided by operating activities	$44,963	$25,739
	-----------------	-----------------

Cash flows from financing activities:
Distribution to partners	(42,692)	--
	-----------------	-----------------
Net cash used in financing activities	(42,692)	--

Net increase in cash and cash equivalents	2,271	25,739

Cash and cash equivalents at beginning of period	273,288	191,817
	-----------------	-----------------
Cash and cash equivalents at end of period	$275,559	$217,556
	==========	==========

See accompanying footnote to the financial statements.


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

March 31, 2005

1. The accompanying statements for the period ending March 31, 2005 are unaudited, but reflect all adjustments necessary to present fairly the financial conditions and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 2005, the General Partners have distributed to the Limited Partners $1,510,287 or 10.51% of the total Limited Partner capital contributions.

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

In accordance with FASB Statement No. 69, December 31, 2004 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2004 were not considered. The spot price for gas at December 31, 2004 was $6.18 per MMBTU. The range of spot prices during the year 2004 was a low of $4.39 and a high of $7.96 and the average was $5.87. The range during the first quarter of 2005 has been from $5.56 to $7.19 with an average of $6.39. The recent futures market prices have been in the $6.56 range.

The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2004 was $2,439,500. While it may reasonably be anticipated that the prices received by Sterling Gas Drilling Fund 1982 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

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

  Results of Operations -

The gas produced by the Partnership is currently being sold at spot market prices with any necessary price adjustment due to BTU content or transportation deduction owed. The Partnership experienced an decrease in gas production, from 23,699 MCF in the first quarter of 2004 compared to 19,416 MCF in the first quarter of 2005. The average prices changed from $6.19 per MCF in the first quarter of 2004 compared to $7.03 per MCF in the first quarter of 2005. The increase in price offset production changes to increase overall operating revenues tfrom $148,155 in the first quarter of 2004 to $151,696 in the first quarter of 2005.

Production expenses increased from $46,838 in 2004 to $82,761 in 2005. The Partnership's well operating expenses include costs to maintain the well through expenditures for labor, operation fees, chemical costs, electric charges, location upkeep, miscellaneous repairs and other well related expenditures.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2004 and 2005 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2004 or through the first quarter of 2005. There were no additional capitalized well-related expenditures during the first quarter of 2005. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the first quarter of 2005 and had no open hedging transactions at March 31, 2005 or December 31, 2004. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.

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


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


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1982
(Registrant)
BY: /S/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

May 13, 2005
(Date)