Form 10-Q
period 2005-09-30
STERLING GAS DRILLING FUND 1982
filed 2005-11-14
CIK 704202


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Yes /X/ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ NO /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ NO /X/


Sterling Gas Drilling Fund 1982

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets -- September 30, 2005 and December 31, 2004.	3
Statements of Operations for the Nine Months Ended September 30, 2005 and 2004.	4-7
Statements of Changes in Partners' Equity for the Nine Months Ended September 30, 2005 and 2004.	8-9
Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004.	10
Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Part II. Other Information	15

Signature	16


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$275,643	$273,288
Due from affiliates	-	5,561
Due from others	129,984	81,656
	---------------	--------------
Total current assets	405,627	360,505
	---------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	11,970,091	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,959,318)	(11,939,129)
	---------------	--------------
Total Oil and Gas Properties	477,577	497,766
	---------------	---------------
Total assets	$883,204	$858,271
	=========	=========

Partners' Equity
Partners' Equity
Limited partners	1,049,439	1,034,552
General partners	(166,235)	(176,281)
	---------------	--------------
Total partners' equity	883,204	858,271
	---------------	--------------
Total liabilities and partners' equity	$883,204	$858,271
	=========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2005

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$444,580	$83,739	$528,319
Interest Income	2,143	22	2,165
	--------------	--------------	--------------
Total Revenue	446,723	83,761	530,484
	--------------	--------------	--------------

Costs and Expenses:
Production expense	271,590	51,155	322,745
General and administrative to a related party	70,434	13,266	83,700
General and administrative	12,345	2,325	14,670
Depreciation, depletion and amortization	19,987	202	20,189
	--------------	--------------	--------------
Total Costs and Expenses	374,356	66,948	441,304
	--------------	--------------	--------------
Net Income	$72,367	$16,813	$89,180
	========	========	========
Net Income per equity unit	$5.04
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


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2005

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$183,338	$34,533	$217,871
Interest Income	747	8	755
	--------------	--------------	--------------
Total Revenue	184,085	34,541	218,626
	--------------	--------------	--------------

Costs and Expenses:
Production expense	89,467	16,851	106,318
General and administrative to a related party	23,478	4,422	27,900
General and administrative	1,349	254	1,603
Depreciation, depletion and amortization	6,663	67	6,730
	--------------	--------------	--------------
Total Costs and Expenses	120,957	21,594	142,551
	--------------	--------------	--------------
Net Income	$63,128	$12,947	$76,075
	========	========	========
Net Income per equity unit	$4.39
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


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ending September 30, 2005
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,034,552	$(176,281)	$858,271
Distribution to partners	(57,480)	(6,767)	(64,247)
Net Income	72,367	16,813	89,180
	-------------	-------------	-------------
Balance at end of period	$1,049,439	$(166,235)	$883,204
	========	========	========

Nine Months Ending September 30, 2004
	Limited Partners	General Partners	Total

Balance at beginning of period	$923,009	$(201,626)	$721,383
Distribution to partners	(35,925)	(6,766)	(42,691)
Net Income	91,397	20,825	112,222
	-------------	-------------	-------------
Balance at end of period	$978,481	$(187,567)	$790,914
	========	========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending September 30, 2005
	Limited Partners	General Partners	Total

Balance at beginning of period	$986,311	(179,182)	$807,129
Distribution to partners	-	-	-
Net Income	63,128	12,947	76,075
	-------------	-------------	-------------
Balance at end of period	$1,049,439	$(166,235)	$883,204
	========	========	========

Three Months Ending September 30, 2004
	Limited Partners	General Partners	Total

Balance at beginning of period	$990,306	$(186,538)	$803,768
Distribution to partners	(35,925)	(6,766)	(42,691)
Net Income	24,100	5,737	29,837
	-------------	-------------	-------------
Balance at end of period	$978,481	$(187,567)	$790,914
	========	========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004

Net cash provided by operating activities	$66,602	$99,012
	-----------------	-----------------
Cash flows from financing activities:
Distribution to partners	(64,247)	(42,691)
	-----------------	-----------------
Net cash used in financing activites	(64,247)	(42,691)

Net increase in cash and cash equivalents	2,355	56,321

Cash and cash equivalents at beginning of period	275,288	191,817
	-----------------	-----------------
Cash and cash equivalents at end of period	$275,643	$248,138
	==========	==========

See accompanying footnote to the financial statements.


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

September 30, 2005

1. The accompanying statements for the period ending September 30, 2005 are unaudited, but reflect all adjustments necessary to present fairly the financial conditions and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of September 30, 2005, the General Partners have distributed to the Limited Partners $1,531,842 or 10.66% of the total Limited Partner capital contributions.

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

In accordance with FASB Statement No. 69, December 31, 2004 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2004 were not considered. The spot price for gas at December 31, 2004 was $6.18 per MMBTU. The range of spot prices during the year 2004 was a low of $4.39 and a high of $7.96 and the average was $5.87. The range during the first nine months of 2005 has been from $5.56 to $15.00 with an average of $7.77. The recent futures market prices have been in the $14.29 range.

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

  Results of Operations -

The gas produced by the Partnership is currently being sold at spot market prices with any necessary price adjustment due to BTU content or transportation deduction owed. The Partnership experienced a decrease in gas production, from 64,244 MCF in of 2004 compared to 63,351 MCF in the first nine months of 2005. The average prices changed from $6.40 per MCF in 2004 compared to $7.67 per MCF in the first nine months of 2005. The increase in price offset production changes to increase overall operating revenues from $427,245 in 2004 to $528,319 in 2005.

Production expenses increased from $201,162 in 2004 to $322,745 in 2005. Some production expenses are directly related to production volumes while others are directly related to repairs, labor, location costs and maintenance of the wells and well sites. The standard production operating expenses in the nine months of 2005 were for normal maintenance and upkeep at the wells and well sites and were reasonable based upon production volumes. The operator completed additional repairs, used artificial lift equipment and workovers as a means to help maintain production, increase production, or halt significant declines for a particular well or wells. The costs of these repairs, $48,693, were included in the overall lease operating expenses.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2004 or through the third quarter of 2005. There were no additional capitalized well-related expenditures during the third quarter of 2005. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the third quarter of 2005 and had no open hedging transactions at September 30, 2005 or December 31, 2004. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.

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

November 14, 2005
(Date)