Form 10-K
period 2005-12-31
STERLING GAS DRILLING FUND 1982
filed 2006-03-31
CIK 704202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Units of Limited Partnership Interests
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act
Yes ☐ NO ☑
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ NO ☑
Indicate by check mark whether Registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer .See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large Accelerated Filer ☐                      Accelerated Filer ☐                      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). . Yes ☐ NO ☑
     The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.
     The number of Units of the Registrant outstanding as of March 24, 2006, was: 14,370.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

STERLING GAS DRILLING FUND 1982
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended
December 31, 2005
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
     During 2005 and 2004 the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2006, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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
     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 2005, the Partnership’s gas production was purchased by Dominion Field Services and Eastern Pipeline Corporation, $534,532 or 75.75%, and $97,277 or 13.78%, respectively. The Partnership’s oil production was purchased by the Clearfield Appalachian Holdings, $53,947 or 100%. None of these purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.
Environmental Matters
     The Petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership’s expenses relating to preserving the environment during 2005 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership’s operations or financial condition.

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

Item 1A. Risk Factors:
     The Partnership’s business activities are subject to significant hazards and risks, including those described below. If any of such events should occur,the Partnership’s business, financial condition, liquidity and/or results of operations could be materially harmed, and holders of the Partnership Units could lose part or all of their investments.
PARTNERSHIP’S PROFITABILITY IS HIGHLY DEPENDENT ON THE PRICES OF CRUDE OIL,NATURAL GAS AND NATURAL GAS LIQUIDS, WHICH HAVE HISTORICALLY BEEN VERY VOLATILE
     The Partnership’s revenues, profitability, operating cash flows and future rate of growth are highly dependent on the prices of crude oil, natural gas and natural gas liquids, which are affected by numerous factors beyond its control. Historically these prices have been very volatile. A significant downward trend in commodity prices would have a material adverse effect on our revenues, profitability and cash flow and could result in a reduction in the carrying value of our oil and gas properties and the amounts of our proved oil and gas reserves.
UNCERTAINTY IN CALCULATING RESERVES; RATES OF PRODUCTION; DEVELOPMENT EXPENDITURES; CASH FLOWS
     There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie the reserve estimates, including many factors beyond the Partnership’s control. Reserve data represent only estimates. In addition, the estimates of future net cash flows from the Partnership’s proved reserves and their present value are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in the actual quantity of the Partnership’s reserves and future net cash flows from them being materially different from the estimates. In addition,the Partnership’s estimated reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating and development costs and other factors.
COSTS INCURRED RELATED TO ENVIRONMENTAL MATTERS
     The Partnership, as an owner or lessee of interests in oil and gas properties, is subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment.These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas.

     The Partnership has made and will continue to make expenditures in its efforts to comply with these requirements. These costs are inextricably connected to normal operating expenses such that the Partnership is unable to separate the expenses related to environmental matters; however, the Partnership does not believe such expenditures are material to its financial position or results of operations. The Partnership had not incurred any material environmental remediation costs in any of the periods presented and is not aware of any future environmental remediation matters that would be material to its financial position or results of operations.
     The Partnership does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings and the competitive position of the Partnership, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.
INSURANCE DOES NOT COVER ALL RISKS
     Production of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or the environment. PrimeEnergy , as managing partner, maintains insurance against certain losses or liabilities arising from the Partnership’s operations in accordance with customary industry practices and in amounts that management believes to be prudent; however, insurance is not available to the Partnership against all operational risks.
Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.
     Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of oil or natural gas pipeline or gathering system capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver to market.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
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
     As of December 31, 2005, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.
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
The following table sets forth the Partnership’s oil & gas production, average sales price and average production costs as of and for the periods indicated:

	year ended December 31
	2005	2004	2003	2002	2001
Production:
Oil and Condensate (bbl)	1,043	855	962	1,309	1,091
Gas (Mcf)	84,231	83,701	76,802	78,796	78,744

Average Price of Sales:
Oil and Condensate ($ per bbl)	$51.67	$40.26	$27.14	$21.53	$22.82
Gas ($ per Mcf)	$9.28	$6.73	$5.00	$3.59	$5.13
Production Expense per Dollar Of Operating Revenue	$0.47	$0.46	$0.54	$0.50	$0.53

Oil and Gas Reserves
     The Ryder Scott Company, L.P. has evaluated the Partnership’s interests in proved developed oil and gas properties for the periods indicated below. All of the Partnership’s reserves are located in the continental United States. The following table summarizes the Partnership’s oil and gas reserves at the dates shown (figures rounded):

	Proved Developed
As of 12-31	Oil (bbls)	Gas (Mcf)
2001	13,700	1,354,100
2002	14,000	1,429,600
2003	10,500	1,438,100
2004	9,500	1,464,400
2005	8,300	1,530,000
     The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership’s proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

	Proved Developed
		Present Value
	Future Net	of Future Net
As of 12-31	Revenue $	Revenue $
2001	1,930,100	788,000
2002	3,292,100	1,347,700
2003	5,142,400	2,161,400
2004	5,795,400	2,439,500
2005	8,719,800	3,742,400
     The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.
     In accordance with FASB Statement No. 69, December 31, 2005 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB regulations, changes in market prices subsequent to December 31, 2005 and 2004 were not considered. The spot price for gas at December 31, 2005 was $10.05 per MMBTU. The range of spot prices during the year 2005 was a low of $5.56 and a high of $15.41 and the average was $8.94. The spot price for gas at December 31, 2004 was $6.19 per MMBTU. The range of spot prices during the year 2004 was a low of $4.39 and a high of $7.96 and the average was $5.87. The range during the first two and half months of 2006 has been from $6.33 to $9.95 with an average of $7.81. The recent futures market prices have been in the $7.10 range.

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
     Since January 1, 2006, the Partnership has not filed any estimates of its oil and gas reserves with, nor was any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.
Item 3. LEGAL PROCEEDINGS
     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted during 2005 for vote by the holders of Partnership Units.
PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no market for the Limited Partnership Units (the “Units”) of the Partnership. As of March 24, 2006, there were 516 holders of record of the Units.
     The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2005 aggregated $57,480. Aggregate cash distributions to the holders of the Units as of December 31, 2005 was $1,675,542.
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
     None

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation (“Management”). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and asset and income fund limited partnerships. As of March 24, 2006, Management acts as the Managing General Partner in a total of 18 limited partnerships, of which 1 is publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.
     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation (“PrimeEnergy”), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 217 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.
     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.
     Charles E. Drimal, Jr., age 58, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.
     Beverly A. Cummings, age 52, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Joan Podlovits, age 40, has been Controller of PrimeEnergy Management Corporation since September 2002. She joined Management in July 1989 as a staff accountant. She held the position of Accounting Manager for Management from April 1994 to August 2002. She is a graduate of Pace University with a Bachelor of Business Administration degree in Public Accounting.
     James F. Gilbert, age 73, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.
Item 11. EXECUTIVE COMPENSATION
     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership, which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2005 and 2004, the allocation of general and administrative expenses to the Partnership was $111,600 and $100,800 respectively.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 24, 2006, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

	Number
Name and Address of Beneficial Owner	Of Units	Percent
PrimeEnergy Management Corporation One Landmark Square Stamford, CT 06901	1,249	8.70%

PrimeEnergy Corporation One Landmark Square Stamford, CT 06901	7,234	50.34%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2005 was paid well operating fees ranging from about $273 to $ 897 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2005 and 2004, the Partnership paid an aggregate of $257,293 and $213,435, respectively, in such fees and expenses.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Partnership has been charged for audit fees the amounts of $9,500 in 2005 and $9,500 in 2004 for services rendered in connection with the audit of the Partnership’s Financial Statement by Pustorino, Puglisi & Co. LLP. No audit related fees, tax related fees, and any other fees were incurred by the Partnership. The Audit Committee of PrimeEnergy Management Corporation, as the Managing General Partner, approved the fees and independent audit services provide by Pustorino, Puglisi & Co. LLP.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
1.	Financial Statements (Index to the Financial Information at page F-1)

2.	Financial Statement Schedules:

Schedule V Property and Equipment — Oil and Gas Properties Schedule VI Accumulated Depreciation, Depletion and Amortization — Oil and Gas Properties

3.	Exhibits:
(3)	Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund 1981 (Incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1981 Form 10-K for the year ended December 31, 1994.)

23	Consent of Ryder Scott Company, L.P. (filed herewith)

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 Consent of Ryder Scott Company, L.P. (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30 th day of March 2006.

Sterling Gas Drilling Fund 1982
By:	PrimeEnergy Management Corporation
Managing General Partner

By:	/S/ Charles E. Drimal Jr.

Charles E. Drimal, Jr.
President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March 2006

/S/ Charles E. Drimal Jr	Director and President,
Charles E. Drimal, Jr.	PrimeEnergy Management Corporation
The Principal Executive Officer

/S/ Beverly A. Cummings	Director and Vice President and Treasurer,
Beverly A. Cummings	PrimeEnergy Management Corporation;
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

	YEAR ENDED DECEMBER 31, (000’s omitted)
	2005	2004	2003	2002	2001
Revenues	$840	$600	$412	$389	$517
Net income:
Limited Partners	238	147	33	67	114
General Partners	49	32	11	17	27
Per equity unit	16.57	10.26	2.27	4.66	7.91
Total assets	1,077	858	721	720	635
Cash distributions:
Limited Partners	57	36	36	—	—
General Partners	11	7	7	—	—
Limited partners as a % of original contribution	.40%	.25%	.25%	—	—
Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
     1. Liquidity: The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2005, the General Partners have distributed to the Limited Partners, $1,711,467or 11.91% of the total Limited Partner capital contributions.
     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2005 was approximately $3,742,419 as compared to December 31, 2004 of about $2,439,500. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measure in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. See item 1. Business-Oil and Gas Reserves.

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
     3. Results of operations:
     2005 compared to 2004
     The Partnership’s overall operating revenue excluding interest income, increased to $835,910 in 2005 from $597,837 in 2004. The Partnership received the majority of its revenue from gas production combined with some oil production. During 2005, the Partnership’s oil production increased from 855 barrels in 2004 to 1,043 barrels in 2005, and the gas production increased from 83,701 MCF in 2004 to 84,231 MCF in 2005. The average price per barrel and MCF increase when compared from $6.73 in 2004 to $9.28 in 2005 per MCF and from $40.26 in 2004 to $51.67 in 2005 per barrel. The gas produced by the Partnership is currently being sold at spot market prices with the option to lock the rate if it will be favorable to the Partnership. Overall revenue increased due increase gas production combined with higher prices.
     Production expenses increased from $272,033 in 2004 to $395,973 in 2005. During 2005 and 2004, the majority of production costs were for the normal upkeep and maintenance of the wells and well sites. The Partnership’s well operating expenses include costs to maintain the well through expenditures for labor, operation fees, chemical costs, electric charges, location upkeep, miscellaneous repairs and insurance costs. Severance and county taxes vary based upon production revenue dollars, volumes and rates charged The variable costs expended in both 2005 and 2004 were reasonable based upon each years’ production and revenue received. General and administrative costs increased from $121,661 in 2004 to $129,448 in 2005. Management will use in-house resources if these resources will provide efficient and timely services to the Partnership. Amounts in both years are substantially less than the $718,500 allowed to be allocated to the Partnership under the Partnership Agreement. The lower allocable amounts reflect management’s efforts to limit costs, both incurred and allocated to the Partnership.
     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.
     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion deduction was needed in 2005 or 2004. The overall depreciation, depletion and amortization were consistent with the rates used and the existing property basis.

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
The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership. No additional depletion deduction was needed in 2004 or 2003. The overall depreciation, depletion and amortization were consistent with the rates used and the existing property basis

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

PUSTORINO,
PUGLISI
& CO., LLP
CERTIFIED PUBLIC ACCOUNTANTS
515 MADISON AVENUE
NEW YORK, NEW YORK 10022
(212) 832-1110 FAX (212) 755-6748
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Sterling Gas Drilling Fund 1982:
We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1982 (a New York limited partnership) (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1982 as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S generally accepted accounting principles.
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

PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 16, 2006

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
Assets

Current Assets:
Cash and cash equivalents (Note 2)	$359,880	$273,288
Due from affiliates	95,884	5,561
Due from others	151,486	81,656

Total Current Assets	607,250	360,505

Oil and Gas Properties – successful efforts methods (Note 3) —
Leasehold costs	466,804	466,804
Wells and related facilities	11,970,091	11,970,091

Total	12,436,895	12,436,895
Less – Accumulated depreciation, depletion and amortization	(11,967,054)	(11,939,129)

	469,841	497,766

Total Assets	$1,077,091	$858,271

Partners’ Equity

Partners’ Equity:
Limited partners	$1,215,220	$1,034,552
General partners	(138,129)	(176,281)

Total Partners’ Equity	$1,077,091	$858,271

The Notes to Financial Statements are an integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, 2003

	2005			2004			2003
	Limited	General	Total	Limited	General	Total	Limited	General	Total
	Partners	Partners	Partners	Partners	Partners	Partners	Partners	Partners	Partners

Revenue:
Operating revenues	$703,418	$132,492	$835,910	$503,080	$94,757	$597,837	$345,037	$64,989	$410,026
Other revenue (Note 10)	—	—	—	—	—	—	—	—	—
Interest Income	4,517	46	4,563	2,331	24	2,355	1,632	16	1,648

Total Revenue	707,935	132,538	840,473	505,411	94,781	600,192	346,669	65,005	411,674

Costs and Expenses:
Production expenses	333,211	62,762	395,973	228,916	43,117	272,033	185,203	34,884	220,087
Depreciation, depletion and amortization	27,646	279	27,925	26,649	269	26,918	29,126	294	29,420
General and administrative expenses (Note 7)	108,930	20,518	129,448	102,378	19,283	121,661	99,655	18,771	118,426

Total Expenses	469,787	83,559	553,346	357,943	62,669	420,612	313,984	53,949	367,933

Net Income	$238,148	$48,979	$287,127	$147,468	$32,112	$179,580	$32,685	$11,056	$43,741

Net Income Per Equity Unit (Note 2)	$16.57			$10.26			$2.27

The Notes to Financial Statements are integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
STATEMENTS OF CHANGES IN PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, 2003

	Limited	General
	Partners	Partners	Total
Balance at December 31, 2002	$926,249	$(205,915)	$720,334
Distributions to partners	(35,925)	(6,767)	(42,692)
Net Income	32,685	11,056	43,741

Balance at December 31, 2003	923,009	(201,626)	721,383
Distributions to partners	(35,925)	(6,767)	(42,692)
Net Income	147,468	32,112	179,580

Balance at December 31, 2004	1,034,552	(176,281)	858,271
Distributions to partners	(57,480)	(10,827)	(68,307)
Net Income	238,148	48,979	287,127

Balance at December 31, 2005	$1,215,220	$(138,129)	$1,077,091

The Notes to Financial Statements are an integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, 2003

	2005	2004	2003
Cash Flows From Operating Activities:
Net Income	$287,127	$179,580	$43,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and Amortization	27,925	26,918	29,420
Changes in Assets and Liabilities:
(Increase) decrease in due from affiliates	(90,323)	(679)	15,476
(Increase) decrease in due from others	(69,830)	(81,656)	—

Net Cash Provided by Operating Activities	154,899	124,163	88,637

Cash Flows From Financing Activities:
Distributions to partners	(68,307)	(42,692)	(42,692)

Net Cash Used in Financing Activities	(68,307)	(42,692)	(42,692)

Net Increase in cash and cash Equivalents	86,592	81,471	45,945
Cash and cash equivalents, beginning of Year	273,288	191,817	145,872

Cash and cash equivalents, end of year	$359,880	$273,288	$191,817

The Notes to Financial Statements are an integral part of these statements.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
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
Oil and Gas Producing Activities:
The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(2) Summary of Significant Accounting Policies: — (Cont’d):
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
DECEMBER 31, 2005, 2004 AND 2003
(3)	Oil and Gas Properties (continued):
The following table sets forth certain revenue and expense data concerning the Partnership’s oil and gas activities for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Average sales price per MCF of gas	$9.28	$6.73	$5.00
Average sales price per BBL of oil and other liquids	$51.67	$40.26	$27.14
Production expense per dollar of operating revenue	$0.47	$0.46	$0.54
(4)	Quantities of Oil and Gas Reserves:
The amount of proved developed reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2006. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2005, for consistency with current year production and operating history. All of the Partnership’s gas and oil reserves are located within the United States:

	(Unaudited)
	GAS (MCF)	OIL (BBL)
Reserves as of December 31, 2002	1,429,562	13,961
Revisions of previous estimates	85,336	(2,513)
Production	(76,802)	(962)

Reserves as of December 31, 2003	1,438,096	10,486
Revisions of previous estimates	109,999	(124)
Production	(83,701)	(855)

Reserves as of December 31, 2004	1,464,394	9,507
Revisions of previous estimates	149,972	(189)
Production	(84,231)	(1,043)

Reserves as of December 31, 2005	1,530,135	8,275

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(4)	Quantities of Oil and Gas Reserves — (Cont’d):
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
As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 2005, 2004 and 2003. If the additional provision had been computed based on the limited partners’ interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced in 2005, 2004 and 2003.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
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

100.00%

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(6)	Transactions With Affiliates:
(a)	The payable or receivable to affiliates at December 31, 2005 and 2004 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, including amounts due for production operator’s fees (Note 6(b)), and revenues collected on behalf of the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

(b)	As operator of the Partnership’s properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator’s fee of $273 for each producing gas well and $897 for each producing oil or combination gas and oil well, based on the Partnership’s percentage of working interest in the well. These fees are subject to annual adjustments by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year $256,318, $210,035 and $137,115 of production operator’s fees were incurred, respectively.

(c)	Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2005, 2004 and 2003 for which it was billed $975, $3,400, and $15,940, respectively.
(7)	General and Administrative Expenses:
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
During 2005, 2004 and 2003, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $111,600, $100,800 and $100,800 respectively.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(8)	Federal Income Taxes:
The following is a reconciliation between the net income as reported on the Partnership’s federal income tax return and the net income reported in the accompanying financial statements:

	Year Ended December 31,
	2005	2004	2003
Net income as reported on the Partnership’s federal income tax return	$315,052	$206,498	$73,161

Depreciation, depletion and amortization for financial reporting purposes greater than income tax amount	(27,925)	(26,918)	(29,420)

Net income per accompanying financial statements	$287,127	$179,580	$43,741

The tax returns of the Partnership, the qualifications of the Partnership as such for tax purposes, and the amount of Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to Partnership’s qualifications or in changes to its income or loss, the tax liability of the partners would be changed accordingly.

STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(9)	Major Customers:
A schedule of the major purchases of the Partnership’s production is as follows:

Purchaser	2005	2004	2003
Clearfield Appalachian	$53,947	$34,439	$26,118
Dominion Field Services	$534,532	$387,831	$263,720
Cabot Oil & Marketing Corporations	$59,983	$75,131	$46,719
Eastern Pipeline Corp.	$97,277	$72,875	$52,149

SCHEDULE V
STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
PROPERTY AND EQUIPMENT — OIL AND GAS PROPERTIES
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at				Balance
	Beginning	Additions		Other	At End
	Of Year	At cost	Retirements	Changes	Of Year
Year Ended December 31, 2005:
Leasehold costs	$466,804	$—	$—	$—	$466,804
Wells and related equipment	11,970,091	—	—	—	11,970,091

	$12,436,895	$—	$—	$—	$12,436,895

Year Ended December 31, 2004:
Leasehold costs	$466,804	$—	$—	$—	$466,804
Wells and related equipment	11,970,091	—	—	—	11,970,091

	$12,436,895	$—	$—	$—	$12,436,895

Year ended December 31, 2003:
Leasehold costs	$466,804	$—	$—	$—	$466,804
Wells and related equipment	11,970,091	—	—	—	11,970,091

	$12,436,895	$—	$—	$—	$12,436,895

SCHEDULE VI
STERLING GAS DRILLING FUND 1982
(a New York limited partnership)
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION — OIL AND GAS PROPERTIES
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at	Charges to			Balance
	Beginning	Costs and		Other	At End
	Of Year	Expenses	Retirements	Retirements	Of Year
Year Ended December 31, 2005:
Leasehold costs	$454,449	$693	$—	$—	$455,142
Wells and related equipment	11,484,681	27,232	—	—	11,511,913

	$11,939,130	$27,925	$—	$—	$11,967,055

Year Ended December 31, 2004:
Leasehold costs	$453,781	$668	$—	$—	$454,449
Wells and related equipment	11,458,431	26,250	—	—	11,484,681

	$11,912,212	$26,918	$—	$—	$11,939,130

Year ended December 31, 2003:
Leasehold costs	$453,051	$730	$—	$—	$453,781
Wells and related equipment	11,429,740	28,691	—	—	11,458,431

	$11,882,791	$29,421	$—	$—	$11,912,212

EXHIBITS INDEX

Sequentially
Exhibit		Numbered
Number	Exhibit	Page

(3)	Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund 1982 (incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1982 Form 10-K for the year ended December 31, 1994)

(23)	Consent of Ryder Scott Company, L.P. (filed herewith)

(31.1)	302 Certification of Chief Executive Officer

(31.2)	302 Certification of Chief Financial Officer

(32.1)	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002