Form 10-Q
period 2006-06-30
STERLING GAS DRILLING FUND 1982
filed 2006-08-11
CIK 704202


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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


Sterling Gas Drilling Fund 1982

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets - June 30, 2006 and December 31, 2005.	3
Statements of Operations for the Six and Three Months Ended June 30, 2006 and 2005.	4-7
Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2006 and 2005.	8-9
Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005.	10
Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Part II. Other Information	15

Signature	16


STERLING DRILLING FUND 1982

(A New York Limited Partnership)

Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$355,732	$359,880
Due from affiliates	0	95,884
Due from others	100,590	151,486
	---------------	--------------
Total current assets	456,322	607,250
	---------------	--------------
Oil and Gas properties - successful efforts method:
Leasehold costs	466,804	466,804
Well and related facilities	12,113,643	11,970,091
less accumulated depreciation, depletion and
Amortization	(11,984,260)	(11,967,054)
	---------------	--------------
Total Oil and Gas Properties	596,187	469,841
	---------------	---------------
Total assets	$1,052,509	$1,077,091
	=========	=========

Liabilities and Partners' Equity
Current Liabilities:
Due to Others	$30,040	$-
Due to Affiliates	69,605	-
	---------------	--------------
Total current liabilities	99,645	-
	---------------	--------------
Partners' Equity
Limited partners	1,108,908	1,215,220
General partners	(156,044)	(138,129)
	---------------	--------------
Total partners' equity	952,864	1,077,091
	---------------	--------------
Total liabilities and partners' equity	$1,052,509	$1,077,091
	=========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2006

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$282,633	$53,236	$335,869
Interest income	5,209	53	5,262
	--------------	--------------	--------------
Total Revenue	287,842	53,289	341,131
	--------------	--------------	--------------

Costs and Expenses:
Production expense	176,931	33,326	210,257
General and administrative to a related party	46,956	8,844	55,800
General and administrative	9,533	1,796	11,329
Depreciation, depletion and amortization	17,034	172	17,206
	--------------	--------------	--------------
Total Costs and Expenses	250,454	44,138	294,592
	--------------	--------------	--------------
Net Income	$37,388	$9,151	$46,539
	========	========	========
Net Income per equity unit	$2.60
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2005

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$261,242	$49,206	$310,488
Interest income	1,396	14	1,410
	--------------	--------------	--------------
Total Revenue	262,638	49,220	311,858
	--------------	--------------	--------------

Costs and Expenses:
Production expense	182,123	34,304	216,427
General and administrative to a related party	46,956	8,844	55,800
General and administrative	10,996	2,071	13,067
Depreciation, depletion and amortization	13,324	135	13,459
	--------------	--------------	--------------
Total Costs and Expenses	253,399	45,354	298,753
	--------------	--------------	--------------
Net Income	$9,239	$3,866	$13,105
	========	========	========
Net Income per equity unit	$0.64
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2006

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$120,354	$22,669	$143,023
Interest income	2,485	25	2,510
	--------------	--------------	--------------
Total Revenue	122,839	22,694	145,533
	--------------	--------------	--------------

Costs and Expenses:
Production expense	89,494	16,857	106,351
General and administrative to a related party	23,478	4,422	27,900
General and administrative	4,281	807	5,088
Depreciation, depletion and amortization	9,443	95	9,538
	--------------	--------------	--------------
Total Costs and Expenses	126,696	22,181	148,877
	--------------	--------------	--------------
Net Income (Loss)	$(3,857)	$513	$(3,344)
	========	========	========
Net Income per equity unit	$(0.27)
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2005

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$133,590	$25,162	$158,752
Interest income	743	7	750
	--------------	--------------	--------------
Total Revenue	134,333	25,169	159,502
	--------------	--------------	--------------

Costs and Expenses:
Production expense	112,480	21,186	133,666
General and administrative to a related party	23,478	4,422	27,900
General and administrative	6,352	1,196	7,548
Depreciation, depletion and amortization	6,043	61	6,104
	--------------	--------------	--------------
Total Costs and Expenses	148,353	26,865	175,218
	--------------	--------------	--------------
Net Income/(Loss)	$(14,020)	$(1,696)	$(15,716)
	========	========	========
Net Income per equity unit	$(0.98)
	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ending June 30, 2006
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,215,220	$(138,129)	$1,077,091
Distribution to partners	(143,700)	(27,066)	(170,766)
Net Income (Loss)	37,388	9,151	46,539
	-------------	-------------	-------------
Balance at end of period	$1,108,908	$(156,044)	$952,864
	========	========	========

Six Months Ending June 30, 2005
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,034,552	$(176,291)	$858,271
Distribution to partners	(57,480)	(6,767)	(64,247)
Net Income	9,239	3,866	13,105
	-------------	-------------	-------------
Balance at end of period	$986,311	$(179,182)	$807,129
	========	========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending June 30, 2006
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,112,765	$(156,557)	$956,208
Distribution to partners	-	-	-
Net Income (Loss)	(3,857)	513	(3,344)
	-------------	-------------	-------------
Balance at end of period	$1,108,908	$(156,044)	$952,864
	========	========	========

Three Months Ending June 30, 2005
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,021,886	$(177,486)	$844,400
Distribution to partners	(21,555)	-	(21,555)
Net Income (Loss)	(14,020)	(1,696)	(15,716)
	-------------	-------------	-------------
Balance at end of period	$986,311	$(179,182)	$807,129
	========	========	========

See accompanying footnote to the financial statements.


STERLING DRILLING FUND 1982

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2006	Six months Ended June 30, 2005

Net cash provided by operating activities	$310,170	$66,353
	-----------------	-----------------

Cash flows from financing activities:
Distribution to partners	(170,766)	(64,247)
	-----------------	-----------------
Net cash (used in) financing activities	(170,766)	(64,247)

Cash flows from investing activities
Property acquisition costs	(143,552)	--
	-----------------	-----------------
Net cash (used in) investing activities	(143,552)	--

Net increase (decrease) in cash and cash equivalents	(4,148)	2,106

Cash and cash equivalents at beginning of period	359,880	273,288
	-----------------	-----------------
Cash and cash equivalents at end of period	$355,732	$275,394
	==========	==========

See accompanying footnote to the financial statements.


STERLING GAS DRILLING FUND 1982

(a New York limited partnership)

Note to Financial Statements

June 30, 2006

1. The accompanying statements for the period ending June 30, 2006 are unaudited, but reflect all adjustments necessary to present fairly the financial conditions and results of operations.

STERLING GAS DRILLING FUND 1982

(A New York limited partnership)

Note to Financial Statements

June 30, 2006

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of June 30, 2006, the General Partners have distributed to the Limited Partners $1,675,542 or 11.66% of the total Limited Partner capital contributions.

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

In accordance with FASB Statement No. 69, December 31, 2005 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2005 were not considered. The spot price for gas at December 31, 2005 was $10.05 per MMBTU. The range of spot prices during the year 2005 was a low of $5.56 and a high of $15.41 and the average was $8.94. The range during the first six months of 2006 has been from $5.57 to $9.05 with an average of $7.10. The recent futures market prices have been in the $7.00 range.

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

  Results of Operations -

The gas produced by the Partnership is currently being sold at spot market prices with any necessary price adjustment due to BTU content or transportation deduction owed. The Partnership experienced a decrease in gas production, from to 39,541 MCF in 2005 to 37,893 MCF in the first six months of 2006. Production changes can be attributed to fluctuations in transportation as well as shut-in's when the wells are being repaired. The average prices changed from $7.27 per MCF in 2005 compared to $8.46 per MCF in the first six months of 2006. The increase in price offset production changes to increase overall operating revenues from $310,488 in 2005 to $335,869 in 2006.

Production expenses decreased from $216,427 in 2005 to $210,257 in 2006. Some production expenses are directly related to production volumes while others are directly related to repairs, labor, location costs and maintenance of the wells and well sites. The standard production operating expenses in the first half of 2006 were for normal maintenance and upkeep at the wells and well sites and were reasonable based upon production volumes.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in 2005. There were additional capitalized well-related expenditures during the first half of 2006 in the amount of $143,552. These costs were incurred for work performed on additional production zones being perforated and stimulated using various in an effort to improve production and extend the life of the wells. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the first half of 2006 and had no open hedging transactions at June 30, 2006 or December 31, 2005. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

Item 4: Controls and Procedures

PrimeEnergy Management Corporation (PEMC), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, PEMC Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, PEMC Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC rules and forms. There have been no significant changes in PEMC internal controls or in other factors which could significantly affect internal controls subsequent to the date PEMC carried out its evaluation.

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

August 11, 2006
(Date)